Form 10-K
period 2021-12-31
ZimVie Inc.
filed 2022-03-31
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41242

ZIMVIE INC.

(Exact name of Registrant as specified in its Charter)

Delaware	87-2007795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10225 Westmoor Drive Westminster, CO	80021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 443-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ZIMV	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant's common stock on The Nasdaq Global Select Market on March 15, 2022, was $480,049,896. The Registrant has elected to use March 15, 2022, as the calculation date because on June 30, 2021 (the last business day of the Registrant's most recently completed second fiscal quarter), there was not a public market for the Registrant's common stock. The Registrant's common stock began "regular way" trading on the Nasdaq Global Select Market on March 1, 2022.

The number of shares of the Registrant’s Common Stock outstanding as of March 25, 2022 was 26,083,361.

DOCUMENTS INCORPORATED BY REFERENCE

None

ZIMVIE INC.

ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of federal securities laws, including, among others, any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: the effects of the COVID-19 global pandemic and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective procedures and our ability to collect accounts receivable; dependence on new product development, technological advances and innovation; shifts in the product category or regional sales mix of our products and services; supply and prices of raw materials and products; pricing pressures from competitors, customers, dental practices and insurance providers; changes in customer demand for our products and services caused by demographic changes or other factors; challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the United States (“U.S.”) Food and Drug Administration (“FDA”) and foreign government regulators, such as more stringent requirements for regulatory clearance of products; competition; the impact of healthcare reform measures; reductions in reimbursement levels by third-party payors; cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare group purchasing organizations, including the volume-based procurement process in China; control of costs and expenses; dependence on a limited number of suppliers for key raw materials and outsourced activities; the ability to obtain and maintain adequate intellectual property protection; breaches or failures of our information technology systems or products, including by cyberattack, unauthorized access or theft; the ability to retain the independent agents and distributors who market our products; our ability to attract, retain and develop the highly skilled employees we need to support our business; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; a determination by the Internal Revenue Service (“IRS”) that the distribution or certain related transactions should be treated as taxable transactions; financing transactions undertaken in connection with the separation and risks associated with additional indebtedness; the impact of the separation on our businesses and the risk that the businesses will not be separated successfully or such separation may be more difficult, time-consuming and/or costly than expected, which could impact our relationships with customers, suppliers, employees and other business counterparties; restrictions on activities following the distribution in order to preserve the tax-free treatment of the distribution; the ability to form and implement alliances; changes in tax obligations arising from tax reform measures, including European Union (“EU”) rules on state aid, or examinations by tax authorities; product liability, intellectual property and commercial litigation losses; changes in general industry and market conditions, including domestic and international growth rates; changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; and the impact of the ongoing financial and political uncertainty on countries in the Euro zone on the ability to collect accounts receivable in affected countries.

See also Part I, Item 1A, “Risk Factors” for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from the forward-looking statements. Readers of this report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This cautionary note is applicable to all forward-looking statements contained in this report.

RISK FACTORS SUMMARY

Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. We have provided a summary of some of these risks below, with a more detailed explanation of the risks applicable to us in Part I, Item 1A, “Risk Factors” and elsewhere in this report:

Risks Related to Our Business, Operations and Strategy

•
The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.
•
Interruption of our manufacturing operations or supply arrangements could adversely affect our business, financial condition and results of operations.
•
Our success depends on our ability to effectively develop and market our products against those of our competitors, retain our employees and the independent agents and distributors who market our products, and introduce new products.
•
We are subject to potential declines in reimbursement levels and cost-containment measures in the U.S. and other countries, resulting in pricing pressures.
•
Our success largely depends on key personnel, including our senior management, and having adequate succession plans in place. We may not be able to attract, retain and develop the highly skilled employees we need to support our business, which could harm our business.

Financial, Liquidity and Tax Risks

•
In connection with our separation from Zimmer Biomet, we incurred substantial indebtedness and we and our subsidiaries may not be able to generate sufficient cash flows to meet all of our debt obligations, which could materially adversely affect our business, financial condition and results of operations.
•
We may have additional tax liabilities, and potential changes in tax laws could unfavorably impact our effective tax rate.
•
Future material impairments in the carrying value of our intangible assets, including goodwill, would negatively affect our operating results.
•
If our independent agents and distributors are characterized as employees, we would be subject to additional tax and other liabilities.

Global Operational Risks

•
We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks such as global economic conditions and currency exchange rate fluctuations, and may cause our profitability to decline due to increased costs.

Legal, Regulatory and Compliance Risks

•
If we fail to obtain, or experience significant delays in obtaining, U.S. Food and Drug Administration (“FDA”) clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market our products could suffer.
•
We are subject to costly and complex laws and governmental regulations relating to the development, design, product standards, packaging, advertising, promotion, post-market surveillance, manufacturing, labeling and marketing of our products, non-compliance with which could adversely affect our business, financial condition and results of operations.
•
If we fail to comply with healthcare fraud and abuse, anticorruption, data privacy and security, and environmental laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
•
We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from data breaches, our business could be adversely affected.
•
Pending and future product liability claims and litigation could adversely impact our financial condition and results of operations and impair our reputation, and we bear the risk of warranty claims on our products.
•
The industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our business, results of operations and financial condition.
•
We are substantially dependent on patent and other proprietary rights, and we are involved in legal proceedings that may result in adverse outcomes.

Risks Related to the Separation and Distribution

•
The historical combined financial information included in this Annual Report is not necessarily representative of the results we would have achieved as a standalone, publicly traded company and may not be a reliable indicator of our future results.
•
If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we, Zimmer Biomet, and Zimmer Biomet stockholders could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify Zimmer Biomet for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement, and U.S. federal income tax consequences may restrict our ability to engage in certain desirable strategic or capital-raising transactions after the separation.
•
We may not achieve some or all of the expected benefits of the separation, and the separation may materially and adversely affect our financial condition, results of operations and cash flows.
•
Zimmer Biomet or we may fail to perform under various transaction agreements that were executed as part of the separation, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
•
Certain members of management, directors and stockholders may hold stock in both Zimmer Biomet and ZimVie, and as a result, may face actual or potential conflicts of interest.
•
In connection with our separation from Zimmer Biomet, Zimmer Biomet will indemnify us for certain liabilities, and we will indemnify Zimmer Biomet for certain liabilities. If we are required to pay under these indemnities to Zimmer Biomet, our financial results could be negatively impacted. The Zimmer Biomet indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Zimmer Biomet will be allocated responsibility, and Zimmer Biomet may not be able to satisfy its indemnification obligations in the future.
•
The allocation of intellectual property rights among us and Zimmer Biomet as part of the separation could adversely impact our competitive position and our ability to develop and commercialize certain future products and services.
•
Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and results of operations.

Risks Related to Our Common Stock

•
We do not expect to pay any cash dividends for the foreseeable future.
•
There may be substantial changes in our stockholder base, your percentage of ownership in ZimVie may be diluted in the future and a significant number of our shares of common stock are or will be eligible for future sale.
•
Our certificate of incorporation designates a state or federal court located in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and anti-takeover provisions in our certificate of incorporation and bylaws and of Delaware law could enable our board of directors to resist a takeover attempt by a third party and limit the power of our stockholders.

i

PART I

ITEM 1. BUSINESS.

Overview

ZimVie Inc. (“ZimVie,” “we,” “us,” “our” or the “Company”) was incorporated in the State of Delaware on July 30, 2021 as a wholly owned subsidiary of Zimmer Biomet Holdings, Inc. (“Zimmer Biomet” or “Parent”). We were formed solely for the purpose of effecting the distribution of our outstanding shares of common stock on a pro rata basis to holders of Zimmer Biomet common stock and to hold directly or indirectly the assets and liabilities associated with the spine and dental businesses of Zimmer Biomet prior to the distribution. The distribution was completed on March 1, 2022, and resulted in ZimVie becoming a standalone, publicly traded company. References in this Annual Report on Form 10-K to “our audited historical combined financial statements,” “our combined financial statements” and similar expressions refer to the combined financial statements of the Spine and Dental Businesses of Zimmer Biomet Holdings, Inc., due to the fact that as of and during the periods presented in the financial statements, ZimVie was still a wholly-owned subsidiary of, and operated under those businesses of, Zimmer Biomet.

Our Company

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for spine and dental patients worldwide. We develop, manufacture, and market a comprehensive portfolio of products and solutions designed to treat a wide range of spine pathologies and support dental tooth replacement and restoration procedures. Our broad portfolio addresses all areas of spine with market leadership in cervical disc replacement ("CDR") and vertebral body tethering to treat pediatric scoliosis, and we are well-positioned in the growing global dental implant and biomaterials market with market leadership in oral reconstruction. In 2021, we generated total third-party net sales of $1,008.8 million.

ZimVie was built through the acquisition and integration of over a dozen leading spine and dental businesses and brands over the course of more than 30 years. ZimVie today is the result of the combination of Zimmer, Inc.’s (“Zimmer”) and Biomet Inc.’s (“Biomet”) spine and dental portfolios in 2015, and the subsequent development of new products and technologies, as well as business development activities. As a result of our rich history and comprehensive portfolio, we are well-positioned to expand our presence in the spine surgery and tooth replacement markets we serve.

We estimate the global spine surgery market generated approximately $12 billion in sales in 2021. Within spine surgery, we believe that minimally invasive surgery (“MIS”) and motion preservation solutions represent the highest growth categories. We estimate the global tooth replacement market generated approximately $8 billion in sales in 2021. Within tooth replacement, our focus is on growing the dental implant, biomaterials and digital dentistry categories.

We have leading positions in a number of attractive submarkets of the broader global markets for spine and dental we serve. Our established commercial infrastructure and large sales force support our meaningful presence in both established and emerging markets.

We operate on a global scale and utilize a network of directly-employed sales representatives, independent sales agents, and exclusive distributors to market our products in 70 countries in North America, Europe, Latin America and Asia. We have approximately 2,700 employees globally, with approximately 900 employees focusing on sales, marketing and key commercialization activities and approximately 300 employees focusing on research and development ("R&D"). Additionally, we operate six manufacturing sites and devote significant resources to training and educating surgeons and clinicians regarding the proper use, safety, and reproducibility of clinical outcomes for our products. Our education and training programs are led by our medical education team and field experts, and integrate training with professional development, enabling us to introduce our innovative products and procedures.

Our operations are principally managed in two product markets, spine and dental.

Spine

In the Spine products market, we design, manufacture and distribute a full suite of spinal surgery solutions to treat patients with back or neck pain caused by degenerative conditions, deformities, tumors or traumatic injury of the spine. Our comprehensive portfolio includes implants, instrumentation, biologics and bone healing technologies. We also offer differentiated, motion preserving products in our spine portfolio, including Mobi-C® Cervical Disc and The Tether™ device. Our products and services are utilized in hospitals and surgery centers for open and minimally invasive surgical procedures for the cervical, thoracic and lumbar spine. We sell our spine products through a combination of direct sales channels and distributors. Our global net sales from our spine business was $540.3 million for the fiscal year ended December 31, 2021, as compared to $529.1 million for the fiscal year ended December 31, 2020.

Dental

In the dental products market, we design, manufacture and distribute a comprehensive portfolio of dental implant solutions, biomaterials and digital dentistry solutions. Dental implants are intended for patients who are totally without teeth or are missing one or more teeth. Our products and solutions are utilized in oral surgery centers, dental service organizations (“DSOs”) and dental offices by oral surgeons and dental clinicians to provide patients with aesthetic and functional restoration to resemble the original teeth. We also service the clinician community by offering a variety of solutions to the dental laboratories they partner with. Our implant portfolio is complemented by our robust line of biomaterial solutions that are used for soft tissue and bone rehabilitation, and can help build sufficient bone necessary for dental implant surgery utilizing bone grafting techniques. Digital dentistry is a growing category of the dental market, and we offer a full suite of digital dentistry solutions and workflows that are designed to work together with our dental implant systems to deliver fully integrated, end-to-end implant-based tooth replacement solutions. We sell the majority of our dental products through direct sales channels, utilizing distribution partners only in smaller geographic areas. In 2021, approximately 94% of our total dental net sales were from our direct sales efforts. Our global net sales from our dental business was $468.5 million for the fiscal year ended December 31, 2021, as compared to $367.8 million for the fiscal year ended December 31, 2020.

Our Company History

Our proud heritage began inside Biomet in 1988 through the acquisition of EBI Medical Systems, Inc., a leader in bone-growth electrical stimulation and external bone fixation markets. In 1999, Biomet entered the dental implant market through its acquisition of Implant Innovations, Inc., and further enhanced its spine portfolio through its acquisition of Lanx, Inc. in 2013, gaining access to two spinal fusion product lines. Zimmer entered the spine and dental markets in 2003 through its acquisition of Centerpulse AG, a pure-play orthopedics company with a leading spine and dental platform.

Following Zimmer’s combination with Biomet, Zimmer Biomet acquired LDR Holding Corporation and Medtech SA in 2016 to accelerate the spine business into a leading position in CDR and enter the surgical robotics market. Between 2019 and 2020, the dental business was reshaped through multiple tuck-in acquisitions that expanded digital dentistry capabilities to include guided surgery services with the acquisition of Implant Concierge, LLC, as well as computer aided-design ("CAD")/computer aided-manufacturing ("CAM") software and surgery guide production capabilities with the 3DIEMME srl acquisition. In 2021, Zimmer Biomet announced the planned distribution of the spine and dental businesses into “ZimVie Inc.”, and we became a standalone, publicly-traded company on March 1, 2022.

Our Competitive Strengths

We believe the following strengths provide us with significant, long-term advantages:

Comprehensive Portfolio of Brands Trusted by Surgeons and Clinicians Worldwide

We believe that our long history and focus on innovation, quality, patient safety and clinical outcomes has earned us brand recognition across our offerings and a reputation for high quality products and services. Our spine product portfolio addresses all areas of spinal surgery. We offer a range of thoracolumbar and cervical implants and instruments, as well as biologics and bone healing solutions to treat non-union fractures within our spine business. Our key spine products include the Mobi-C device, a market leading CDR solution for motion preservation that has received significant regulatory and clinical recognition among the scientific and medical communities, as well as The Tether device, a first-of-its-kind fusion-less alternative scoliosis treatment for young patients requiring surgery. Our dental portfolio is comprised of a comprehensive range of dental implants, biomaterials and digital hardware and software that address tooth replacement needs. We have sold more than 10 million dental implants worldwide in the last ten years, working with thousands of oral surgeons and clinicians to deliver successful patient outcomes. We believe that the Puros® family of allografts, a key product line within our biomaterials offering, is a preferred option for tissue augmentation procedures and maintains strong brand equity with oral surgeons and clinicians worldwide. We believe our commitment to delivering best-in-class products and solutions has enabled us to foster deep relationships, build loyalty with our customers and drive market share gains.

Well-positioned in Attractive, Growing Spine and Dental Submarkets

We believe that our extensive and clinically differentiated product portfolio, supported by our ongoing commitment to innovation, positions us for sustainable growth in the markets we serve. Our spine business is a market leader in motion preserving spine technologies, while our dental business is a global leader in oral reconstruction, holding leading positions in the dental regenerative and biomaterials market and the dental implant and digital dentistry markets. We see significant potential in the growing motion preservation category of our spine business. Our newer products, such as Mobi-C and The Tether devices, allow us to deliver a more comprehensive set of solutions to meet surgeon and patient needs. In addition, we believe our biomaterials and digital dentistry solutions supplement our existing dental implant offerings and strengthen our role as a provider of end-to-end tooth replacement and restoration solutions.

We believe the tooth replacement market is one of the most attractive submarkets of the dental industry. Within this market, biomaterials and digital dentistry, as well as certain dental implant submarkets, both at the product and geographic level, are growing faster than other submarkets and we maintain a strong presence in these higher growth categories.

Compelling Body of Clinical Evidence

We have conducted extensive preclinical and clinical studies and developed a substantial body of scientific and clinical data over the last 20 years, supporting the safety and efficacy of our spine and dental products. Clinical data supporting our spine products has been published in more than 750 peer-reviewed journal articles, including the International Journal of Spine Surgery and The Journal of the American Medical Association (Surgery). Additionally, scientific and clinical evidence supporting our dental products has been published in more than 1,000 peer-reviewed journal articles, including the Journal of Clinical Periodontology, Clinical Oral Implants Research, Journal of Dental Research, Clinical Implant Dentistry and Related Research, and the Journal of Periodontology. Mobi-C is the first premarket approval application ("PMA")-approved cervical disc in the U.S. for the treatment of one or two levels of the cervical spine and is determined by the FDA to be statistically superior to fusion at ten years for two-level cervical disc placement. The Tether device is the first and only FDA-approved device for anterior vertebral body tethering (“AVBT”), and our humanitarian device exemption approval was based on over seven years of clinical data validating the safety and effectiveness of The Tether in deformity correction. Our dental implant systems and Puros allografts have been clinically documented to provide predictable results through improved implant and abutment seal integrity and strength, as well as enhanced biomaterials processing. With surgeons and dental clinicians increasingly practicing evidence-based medicine, we believe our meaningful body of clinical evidence will continue to strengthen our brand reputation and the value of our offerings.

Established Commercial Infrastructure with Global Reach

As of December 31, 2021, we had approximately 900 employees focusing on sales, marketing and key commercialization activities, with direct sales presence in approximately 30 countries. For our spine business, we deliver our products to our customers through a combination of our direct sales channel and distributors. For our dental business, we sell a majority of our products directly to our customers and utilize distribution partners in smaller geographic areas. In 2021 and 2020, approximately 94% and 95%, respectively, of our total dental net sales were from our direct sales efforts. We have a disciplined approach to market development that centers on active and direct engagement with healthcare institutions and providers, as well as distributors and healthcare dealers. Our target customer base includes spine surgeons, oral surgeons, dentists and other oral health professionals, practicing in hospitals, ambulatory surgery centers (“ASCs”), DSOs and dental offices in over 70 countries. We support these surgeons and clinicians through numerous aspects of medical education, such as live surgical, hands-on, in-field and web-based training. We believe that our approach to engagement across multiple constituents will drive awareness of and proficiency in using our products while enhancing patient access to high quality care.

Track Record of Successful Innovation, Tuck-in Acquisitions and Strategic Partnerships

We believe our strategic focus on and experience with innovation, through a combination of internal and external development activities, provides us with a significant competitive advantage. Our R&D organization works in close partnership with surgeons, clinicians and key opinion leaders to sustain a flexible and collaborative approach to product development. We have developed a number of new products over the years, including our broad suite of dental implants and surgical kits designed to address all clinical indications. We also developed The Tether device, a first-of-its-kind treatment for scoliosis in young patients featuring a fusion-less, flexible cord system that gained the first approval order for a humanitarian use device in spinal pediatrics in over 15 years. Our new product development initiatives are supplemented by complementary acquisitions and strategic partnerships. We have had success creating value through our acquisition activity, including the acquisition of the Mobi-C device, which has enabled us to become a market leader in the CDR category. In addition, we have a strong position in the regenerative category of the dental market through an exclusive distribution agreement for the Puros family of allografts and multiple other partnership agreements for our broader regenerative portfolio. We have also continued to expand our global footprint in the growing market for digital restorative dentistry solutions through a distribution agreement for intraoral scanners.

Experienced Management Team with Deep Industry Expertise

Our executive management team has extensive commercial, operational, and financial experience, and a strong track record of leadership, performance, and execution in the medical device industry. The team has a proven track record of successfully executing on a variety of business development initiatives, and together, they bring over 100 years of collective experience at respected global companies, including prior leadership roles within Zimmer Biomet. We believe that the extensive company and industry experience of our management team will serve as a source of strength and innovation to guide us into the future.

Our Growth Strategies

We intend to leverage our strengths and maximize stockholder value through enhanced focus and improved resource allocation to invest in innovative new technologies across our spine and dental businesses. We believe our portfolio will benefit from the increased investment and attention we can provide as an independent company, and the following key initiatives will enable our success:

Leverage our Biomaterial and Digital Dentistry Platforms Coupled with Implant Innovation to Further Advance our Dental Business

The dental implant market is an attractive, growing sector and in order to capitalize on these trends, we plan to expand upon our existing implant portfolio to address a range of clinical indications. We believe biomaterials and digital dentistry will hold positions of increasing importance in the tooth replacement process. To support the growth of our dental business, we intend to leverage and build upon our position and capabilities in these two areas and continue supporting the expansion of our leading position in implant offerings. Biomaterials can help to build sufficient bone needed for dental implant placement utilizing bone grafting techniques and lead to improved esthetic and clinical outcomes. In addition, we intend to expand our digital dentistry offering by prioritizing software innovation that optimizes end-to-end digital workflows. Through our product enhancements in these areas, we believe that we will be able to increase our share in the dental implant market by offering a complete suite of products and workflow solutions for tooth replacement and restoration. Overall, our dental portfolio strategy seeks to leverage the strength of our existing portfolio to develop new solutions to target the specific unmet needs of our customers.

Drive Surgeon and Clinician Awareness of and Proficiency in Using our Products and Solutions Through Medical Education

We intend to devote significant resources to building out our clinical training and education infrastructure to deepen our relationships with surgeons and clinicians and enhance patient access to high quality care. We intend to expand our existing education programs and offer personalized educational curriculum to fit the needs of our surgeons and clinicians. Our continuing education portfolio will encompass science-based education, hands-on product training, clinical instruction and practice management training, both in person and in a remote setting. We believe further education supports our R&D initiatives as we continue to foster relationships with surgeons, clinicians and key opinion leaders and collaborate on new product development initiatives. Medical education is a critical component of our service offering, and we believe our continued investment in professional development will result in enhanced product training to ensure the best treatment outcomes for patients.

Employ a Disciplined Approach to Improving Profitability and Cash Flow

As an independent company, we intend to focus on delivering operating efficiencies through cost saving initiatives to improve our margins. We have identified several actionable areas to generate savings by simplifying our operating model, standardizing and centralizing service activities and enhancing our commercial, manufacturing and supply chain functions. We believe that these cost saving initiatives will generate cash flow that can be used to fund innovation and pursue strategic initiatives to drive growth.

Selectively Pursue Strategic Acquisitions and Alliances in Attractive, High Growth Market Segments

We are committed to the success of our existing portfolio, and we intend to maximize stockholder value by identifying, evaluating and deploying capital to strategic opportunities that enhance our product offerings. We have a long history of growth through the acquisition and integration of over a dozen leading spine and dental businesses and brands. We are focused on identifying potential opportunities in attractive, high growth market segments, which we believe will allow us to further build upon our scale and accelerate our path to market leadership. We will continue to follow a highly disciplined approach when evaluating new opportunities.

Our Products

We have a long history of developing innovative spine and dental products with extensive input from surgeons and clinicians. Today, our portfolio includes a full range of products designed to treat a wide range of spinal pathologies and tooth replacement and restoration procedures. Our products and technologies facilitate less-invasive applications across both spine and dental surgery procedures to enable better outcomes.

Our Spine Products

We offer a broad product portfolio of surgical spine solutions designed to improve clinical outcomes for patients. Our products are utilized in an open and MIS setting and our portfolio is organized into three primary product categories: (1) core and complex solutions; (2) MIS solutions; and (3) motion preservation solutions. Our global net sales from our spine business were $540.3 million for the fiscal year ended December 31, 2021, as compared to $529.1 million for the fiscal year ended December 31, 2020.

Core and complex solutions. Our comprehensive suite of market-leading products supports surgeon efforts to treat a spectrum of spinal pathologies including degeneration and deformity. The portfolio includes spinal fusion implants and instrumentation for various spinal procedures, biologics and bone healing technologies. The key products in our core and complex spine portfolio consist of the following:

•
ROI-C®
•
MaxAn®
•
Virage®
•
Vital™
•
Cervical and Lumbar Interbody Devices
•
Bone Healing Technologies
•
PrimaGen Advanced™ Allograft
•
Puros Allograft System

MIS solutions. Our MIS solutions portfolio delivers implant and instrumentation systems specifically designed to support MIS approaches. These procedural solutions are intended to optimize surgeon workflows and provide to patients the clinical benefits that may be associated with shorter and less-invasive procedures. The key products in our MIS solutions portfolio consist of the following:

•
Vital MIS
•
Timberline®

Motion preservation solutions. Our motion preservation portfolio offers non-fusion alternatives where either mobility for cervical disc replacement or growth modulation for AVBT are important objectives with clinically established patient benefits. The key products in our motion preservation solutions portfolio consist of the following:

•
Mobi-C
•
The Tether

Our Dental Products

We offer a broad product portfolio of surgical, biomaterial and digital hardware and software solutions designed to serve the needs of oral surgeons, clinicians and their patients. Our product portfolio is organized into three primary categories: (1) dental implant solutions; (2) biomaterial solutions; and (3) digital dentistry solutions. These categories are highly complementary and essential to providing complete end-to-end implant-based tooth replacement solutions. Our global net sales from our dental business were $468.5 million for the fiscal year ended December 31, 2021, as compared to $367.8 million for the fiscal year ended December 31, 2020.

Dental implant solutions. We offer a comprehensive line of dental implant systems, prosthetic and abutment products, and surgical instrumentation and kits to address a wide range of clinical needs and indications. Our implant system portfolio encompasses tissue-level and bone-level implants, in a variety of surfaces, shapes, sizes and widths, to provide a full range of solutions for restoring the tooth’s natural appearance and function. The key products in our dental implant solutions portfolio consist of the following:

•
Tapered Screw-Vent® (TSV®) Implant System
•
T3® Implant System
•
OSSEOTITE®
•
Trabecular Metal®
•
3.1mmD Eztetic®
•
Spline®
•
SwissPlus®

Biomaterial solutions. We offer a comprehensive line of biologic products for soft tissue and bone rehabilitation. Our portfolio includes bone grafts, barrier membranes, and collagen wound care products. The key products in our biomaterial solutions portfolio consist of the following:

•
Puros Allografts
•
RegenerOss Allografts
•
Xenograft Substitutes
•
Synthetic Bone Graft Substitutes
•
Barrier Membranes

•
Collagen Wound Care

Digital dentistry. We offer a full suite of digital dentistry technologies that provide fully integrated, end-to-end implant-based tooth replacement and full-arch restoration solutions for oral surgeons, clinicians and dental laboratories. Our comprehensive range of solutions includes virtual treatment planning services, guided surgery solutions, CAD/CAM workflow systems and patient-specific restorative components and intra-oral scanners. These products and solutions were designed to work together with our dental implant systems to deliver long-term esthetic and physical integrity that patients demand.

As mentioned above, we offer advanced, patient-specific restorative solutions such as patient-specific components and surgical guides. We design and market our patient-specific abutments, bars, implant bridges, and hybrid restorations under the BellaTek® brand. Our BellaTek abutments are precisely fabricated and exclusively designed to match each patient’s tooth anatomy and produce a natural emergence profile through the soft tissue. Our BellaTek-related workflows leverage our Encode® Impression System, which reduces the need for implant level impressions and simplifies the treatment process for patients, surgeons, and restorative clinicians.

Additionally, we also offer web-based treatment planning and surgery guide design through our Implant Concierge® service. Implant Concierge provides dental specialists, general practitioners, DSOs, and dental laboratories with high quality implant planning, 3D-printed surgical guides and surgery-ready products for all major competitive implant systems. For cases that specify one of our implant systems, we offer SmileZ Today™, a just-in-time personalized supply chain solution delivering all the components necessary for a surgical case. Our key patient-specific restorative solutions consist of the following:

•
BellaTek System
•
GenTek™ System
•
Encode Healing Abutment / Impression System
•
SmileZ Today

Hardware and software solutions. We offer a comprehensive portfolio of intraoral scanners that enables multiple digital workflows and efficient collaboration between dental professionals. The key products in our hardware and software solutions consist of the following:

•
Intraoral Scanners
•
RealGUIDE

Sales and Distribution

We utilize a global network of directly-employed sales representatives, independent sales agents and exclusive distributors to market our products in 70 countries in North America, Europe, Latin America and Asia. As of December 31, 2021, we had approximately 900 employees focusing on sales, marketing and key commercialization activities.

Spine – We sell our spine implants, instruments, devices, and services through independent sales agents in the U.S., and a combination of directly-employed sales representatives, independent sales agents and exclusive distributors internationally. In the U.S., each member of our sales team is responsible for a defined territory, and independent sales agents act as our sole representative in their respective territories. The determination of whether to engage an independent sales agent is made on a territory-by-territory basis, with a focus on aligning the sales team’s objectives with local surgeons’ needs. Our customers include spine surgeons and hospital and ASC administrators.

Dental – We sell dental implant systems, biomaterials, and digital dentistry solutions through a combination of direct sales and distributors globally. Approximately 94% of our products are sold directly to our customers through our directly-employed sales representatives and independent sales agents. We utilize third-party distributor partners in smaller geographies. Our typical customers and end-users of our products include oral surgeons, dental specialists, general dentists, dental laboratories and other dental organizations, including DSOs, as well as educational, medical and governmental entities and third-party distributors.

In addition to our sales and marketing efforts noted above, we devote significant resources to training and educating surgeons and clinicians regarding the proper use, safety and reproducibility of clinical outcomes for our products. Our education and training programs are led by our medical education team and field experts, and integrate training with professional development, enabling us to introduce our innovative products and procedures. We provide science-based education, hands-on product training, clinical instruction and practice management training, both in person and virtually to participants around the world.

Research and Development

We engage in significant R&D activities across both our spine and dental businesses for the purpose of developing new product offerings to meet customer needs, as well as to improve upon our existing portfolio.

Our development efforts focus on high growth submarkets that we believe will help augment our existing portfolio and drive future growth. In our spine segment, we will seek to develop enabling technologies as the market shifts to MIS and surgeons and providers seek additional offerings for workflow enhancement. Similarly, within our dental business, we will focus our efforts on developing new implant technologies, biomaterials and digital dentistry solutions to improve surgeon and clinician efficiency and patient outcomes. Our R&D organization maintains an extensive network of relationships with surgeons, clinicians, key opinion leaders and other leading healthcare professionals in spine and dental. The purpose of these collaborative interactions is to assist us in delivering meaningful clinical and economic benefits across all of our new offerings. By partnering with these field experts, we develop products that specifically address unmet surgeon, oral surgeon and dental clinician and patient needs. The efficient development and commercialization of new products and technologies remains key to our core strategy and continues to be an important growth driver for the business.

We expect to continue to leverage our research activities to identify innovative technologies in both the spine and dental markets. In addition to our internal development efforts, we may at times seek to expand our portfolio of offerings through inorganic means, such as acquiring complementary products or businesses, establishing technology licensing arrangements or forming strategic alliances. We intend to further broaden our offerings in select product categories, and with the help of key partners, we are exploring the potential of advanced technologies, including mixed-reality, artificial intelligence and machine learning, all of which have possible applications in multiple areas of our business.

Our primary R&D facilities are located in the U.S., in Florida and Colorado. We have additional R&D personnel based in France and other international locations. As of December 31, 2021, we employed approximately 300 R&D individuals worldwide. For the years ended December 31, 2021 and December 31, 2020, we incurred R&D expenses of $61.3 million and $49.2 million, respectively.

Intellectual Property

Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. We own or control through licensing arrangements over 2,500 issued patents and patent applications throughout the world that relate to aspects of the technology incorporated in many of our products. See Part I, Item 1A, "Risk Factors” of this report for a discussion of risks related to our intellectual property.

Materials, Manufacturing and Supply

Our manufacturing operations employ a wide variety of raw materials that we purchase from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or qualifications, there may be a single supplier or a limited number of suppliers that can readily provide such components. We utilize a number of techniques to address potential disruption in and other risks relating to our supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources.

In order to sell our products, we must be able to reliably produce and ship our products in sufficient quantities. Many of our products involve complex manufacturing processes and are produced at one or a limited number of manufacturing sites, including at third-party manufacturing sites.

Minor deviations in our manufacturing or logistical processes, unpredictability of a product’s regulatory or commercial success or failure, the lead time necessary to construct highly technical and complex manufacturing sites and shifting customer demand increase the potential for capacity imbalances. See Part I, Item 1A, “Risk Factors” of this report for a further discussion of risks relating to the materials used in our operations and our manufacturing process and supply chain.

Competition

The spine and dental markets in which we conduct our business, and the medical technology industry in general, are highly competitive and subject to change. The industry is affected by the introduction of new products and technologies and other market activities of industry participants. Our competitors include other global medical technology companies and pure-play spine and dental companies, as well as academic institutions and other public and private research organizations that conduct research, seek patent protection and establish arrangements for commercializing products that will compete with our products. Our spine segment competes primarily with the spinal and biologic businesses of Medtronic plc, the DePuy Synthes Companies (part of the Johnson & Johnson Medical Devices group), Stryker Corporation, NuVasive, Inc. and Globus Medical, Inc. Our dental segment’s primary competition includes The Straumann Group, Dentsply Sirona Inc., Nobel Biocare Services AG (part of Envista Holdings Corporation), Henry Schein, Inc. and Geistlich Pharma AG.

The primary competitive factors we face include technological innovation and technical capability, clinical results, price, breadth of product line, scale of operations, distribution capabilities, brand reputation, medical education capabilities and customer service. In order to remain competitive in the future, we must seek to continually enhance our business. Our ability to compete is affected by our ability to accomplish the following:

•
Develop new products and innovative technologies;
•
Improve upon our existing portfolio of offerings;
•
Improve efficiency and clinical outcomes for surgeons, clinicians and their patients;
•
Obtain and maintain regulatory clearances or approvals and reimbursement for our products;
•
Manufacture and sell our products cost-effectively;
•
Meet all relevant quality standards for our products and their markets;
•
Protect the proprietary technology of our products and manufacturing processes;
•
Effectively market and promote our products;
•
Continue to provide effective medical education for surgeons and clinicians on our products;
•
Attract and retain qualified scientific, management and sales employees and focused sales representatives;
•
Maintain our strategic partnerships; and
•
Support our technology with clinically relevant studies.

Human Capital

Workforce Composition

As of December 31, 2021, we had approximately 2,700 employees worldwide. Approximately 1,400 employees were located within the U.S. and 1,300 employees were located outside of the U.S., primarily throughout Europe and Asia. Employees of our wholly-owned subsidiaries based in Spain, France, Germany, Switzerland, Austria and the Netherlands are covered by Works Councils. In addition to our employees, we partner with independent sales representatives and independent distributors who sell our products in the U.S. and internationally.

In the U.S., our sales force consists of directly-employed sales representatives, independent sales representatives and independent territory-based distributors who are responsible for particular geographic regions of the country. Outside of the U.S., our sales force consists of directly-employed sales representatives, independent sales representatives and independent territory-based distributors. We operate in a highly competitive industry and it is essential that we attract and retain qualified personnel through competitive compensation and benefits and a rewarding work environment in order to achieve our strategic business objectives. In particular, competition for sales talent in our industry is significant. Our sales force provides a delivery and consultative service to our surgeon, clinician and hospital customers, and our sales representatives often develop long-lasting relationships with the customers they serve. Accordingly, recruiting sales representatives with appropriate expertise, retaining our talent and incentivizing our sales force is important to our success. We also believe we will attract and retain sales talent based on the breadth of our product and service offerings, our commitment to investing in R&D and our new product innovation pipeline, as well our medical training and education program.

Compensation and Benefits

We offer competitive benefit packages, supporting our employees as they help to drive our mission. This includes encouraging a culture of health by providing cost-effective wellness programs to best serve our employees and their family members. Our comprehensive benefits packages may include competitive pay, annual incentive awards and bonus opportunities, healthcare and retirement benefits, paid time off and sick leave, flexible work schedules, remote working opportunities and a wellness program.

Talent Development

We believe that success comes from investing in our people and ensuring our workforce is aligned with our mission and values. To achieve this goal, we devote time and resources to ensure that throughout our organization, employees are familiar with our business, industry and product offerings, and our sales representatives receive additional comprehensive training on our various product offerings.

In addition, a key driver of our future growth is our ability to develop leaders. We are committed to identifying and developing talent to help those employees accelerate their growth and achieve their career goals.

Employee Communication and Engagement

We value open and direct communication with our employees about their experiences. We use a variety of channels to obtain employee feedback, including employee surveys, open forums with leadership and employee resource groups. The input received through these mechanisms is used to help evolve our working environment and strengthen our culture.

Diversity and Inclusion

We recognize the value associated with fostering a work environment that is culturally diverse and inclusive. Our goal is to cultivate a respectful and professional environment where all voices are heard and valued. We have established employee resource groups that aim to highlight the value of diversity, inclusion and engagement, while providing professional development opportunities for employees of all genders, experience levels and locations. We also review performance data and promotion and compensation information to ensure fair and objective decision-making.

Community

Our employees and sales representatives have a long history of providing support and care to our communities, donating time, resources and funds to local causes. In addition, we support medical research and education, charitable and philanthropic endeavors. We believe in giving back, and we also believe it is important to operate in a socially responsible manner.

Health, Safety, and Wellness

We are committed to the protection of our employees, customers, communities and the environment. Our operations require the use of hazardous materials that subject us to various federal, state and local environmental and safety laws and regulations. Our key areas of focus include corporate compliance with responsible hazardous waste management, recycling and emergency preparedness, as well as various initiatives to improve our health and safety programs with the goal of reducing and ultimately eliminating serious injuries.

In response to the COVID-19 pandemic, we adopted a broad approach to increased safety, including work-at-home arrangements for employees who were able to do so, working shift adjustments to decrease the number of people in our manufacturing and distribution facilities, requirements for the wearing of masks and for physical distancing, increased cleaning between shifts, readily available hand sanitizing stations, widespread signage and messaging reminding employees of the importance of these measures and other steps.

Human Capital Governance

Our Board of Directors, or the Compensation Committee of the Board at the direction of the Board, is responsible for the periodic review and monitoring of our policies and strategies related to human capital management. Our Board of Directors will receive regular updates on topics related to talent development, retention and recruiting initiatives, our diversity and inclusion program, succession planning, employee engagement and the results from our annual employee survey. Management will also work closely with the Compensation Committee of our Board of Directors to establish goals and objectives and metrics in connection with the design and funding of the annual bonus opportunity for our employees.

Seasonality

Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans. Additionally, with sales to customers where title to product passes upon shipment, these customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales. Due to the COVID-19 global pandemic, the typical seasonal patterns did not occur in 2021 or 2020.

Government Regulation and Compliance

Our operations, products and customers are subject to extensive government regulation by numerous government agencies, both within and outside the U.S. Our global regulatory environment is increasingly stringent, unpredictable and complex. There is a global trend toward increased regulatory activity related to medical products.

In the U.S., numerous laws and regulations govern all the processes by which our products are brought to market. These include, among others, the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations issued or promulgated thereunder. The FDA has enacted regulations that control all aspects of the development, manufacture, advertising, promotion and postmarket surveillance of medical products, including medical devices. In addition, the FDA controls the access of products to market through processes designed to ensure that only products that are safe and effective are made available to the public.

Most of our new products fall into an FDA medical device classification that requires the submission of a Premarket Notification (510(k)) to the FDA. This process requires us to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device. We must submit information that supports our substantial equivalency claims. Before we can market the new device, we must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the U.S.

Other devices we develop and market are in a category (class) for which the FDA has implemented stringent clinical investigation and PMA requirements. The PMA process requires us to provide clinical and laboratory data that establishes that the new medical device is safe and effective. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA application constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s).

In January 2021, the FDA announced a new “Action Plan” to address software as a medical device and artificial intelligence and machine learning (“AI/ML”). Certain of our new products will likely incorporate innovations related to AI/ML, and therefore we will monitor developments in this area closely to determine our compliance obligations and risks.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the FDA for compliance with its quality system regulations (“QSR”), among other FDA requirements, such as requirements for advertising and promotion of our devices. Our manufacturing operations, and those of our third-party manufacturers, are required to comply with the QSR, which addresses a company’s responsibility for product design, testing and manufacturing quality assurance and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products and is also necessary for distributing in the U.S. certain devices exempt from FDA clearance and approval requirements. The FDA conducts announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue inspectional observations on Form 483 ("Form 483") that would necessitate prompt corrective action. If FDA inspectional observations are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, such as a ceasing of operations, on one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us. The FDA may also recommend prosecution to the U.S. Department of Justice (“DOJ”). Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

The FDA, in cooperation with U.S. Customs and Border Protection (“CBP”), administers controls over the import of medical devices into the U.S. and can prevent the importation of products the FDA deems to violate the FDCA or its implementing regulations. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department. In addition, exported medical products are subject to the regulatory requirements of each country to which the medical product is exported.

There are also requirements of state and local governments that we must comply with in the manufacture and marketing of our products.

In many of the countries in which our products are sold, we are subject to supranational, national, regional and local regulations affecting, among other things, the development, design, manufacturing, product standards, packaging, advertising, promotion, labeling, marketing and postmarket surveillance of medical products, including medical devices. In the EU, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Medical Device Regulation was published by the EU in 2017 that imposes significant additional premarket and postmarket requirements (“MDR”). The regulation provided an implementation period and became effective on May 26, 2021. Medical devices marketed in the EU will require certification according to these new requirements, except that devices with valid CE marks, issued pursuant to the EU Medical Device Directive (“MDD”) before May 2020, can be placed on the market until May 2024.

Our quality management system is based upon the requirements of ISO 13485, the QSR, the MDR and other applicable regulations for the markets in which we sell. Our principal manufacturing sites are certified to ISO 13485 and audited at regular intervals.

Further, we are subject to other supranational, national, regional, federal, state and local laws concerning healthcare fraud and abuse, including false claims and anti-kickback laws, as well as the U.S. Physician Payments Sunshine Act and similar state and foreign healthcare professional payment transparency laws. These laws are administered by, among others, the DOJ, the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS”), state attorneys general and various foreign government agencies. Many of these agencies have increased their enforcement activities with respect to medical products manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs.

Our operations in foreign countries are subject to the extraterritorial application of the U.S. Foreign Corrupt Practices Act (“FCPA”). Our global operations are also subject to foreign anti-corruption laws, such as the United Kingdom (“U.K.”) Bribery Act, among others. As part of our global compliance program, we seek to address anti-corruption risks proactively.

Our facilities and operations are also subject to complex federal, state, local and foreign environmental and occupational safety laws and regulations, including those relating to discharges of substances in the air, water and land, the handling, storage and disposal of wastes and the clean-up of properties contaminated by pollutants. We do not expect that the ongoing costs of compliance with these environmental requirements will have a material impact on our consolidated earnings, capital expenditures or competitive position.

In addition, we are subject to federal, state and international data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal and protection of health-related and other personal information. The FDA has issued guidance to which we may be subject concerning data security for medical devices. The FDA and the Department of Homeland Security (“DHS”) have issued urgent safety communications regarding cybersecurity vulnerabilities of certain medical devices.

In addition, certain of our affiliates are subject to privacy, security and breach notification regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA governs the use, disclosure and security of protected health information by HIPAA “covered entities” and their “business associates.” Covered entities are health plans, healthcare clearinghouses and healthcare providers that engage in specific types of electronic transactions. A business associate is any person or entity (other than members of a covered entity’s workforce) that performs a service on behalf of a covered entity involving the use or disclosure of protected health information. HHS (through the Office for Civil Rights) has direct enforcement authority against covered entities and business associates with regard to compliance with HIPAA regulations. On December 10, 2020, HHS issued a Notice of Proposed Rulemaking (“NPR”) to modify the HIPAA privacy rule. The proposed modifications would remove communication barriers between providers and health plans, allow individuals more access to their health information and impose new requirements on entities that receive patient data requests. Separately, HHS (through the National Coordinator for Health Information Technology) issued a new rule, effective April 5, 2021, that seeks to limit “blocking” of electronic health information by imposing data access, software licensing and inter-operability requirements on healthcare providers and information technology vendors. We intend to monitor both the NPR and the “information blocking” rule and assess their impact on the use of data in our business.

In addition to the FDA guidance and HIPAA regulations described above, a number of U.S. states have also enacted data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of personal information, such as social security numbers, medical and financial information and other personal information. These laws and regulations may be more restrictive and not preempted by U.S. federal laws. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced unauthorized access or acquisition of personal information. Other state laws include the California Consumer Privacy Act (“CCPA”), which, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. A second law in California, the California Privacy Rights Act (“CPRA”), expands the scope of the CCPA and establishes a new California Privacy Protection Agency that will enforce the law and issue regulations. The CPRA is scheduled to take effect on January 1, 2023. On that same date, a new Virginia law, the Virginia Consumer Data Protection Act ("VCDPA"), which is similar in many respects to the CCPA, is scheduled to take effect. Under the

VCDPA, it is unlawful for persons subject to the law to process what is termed “sensitive data” without the affirmative, unambiguous consent of the consumer, subject to some exceptions. “Sensitive data” includes, but is not limited to, personal health diagnosis data. The Virginia Attorney General has sole authority to enforce the VCDPA, and enforcement efforts will be supported through the creation of a Consumer Privacy Fund. Regulated entities that violate the VCPDA may be subject to maximum civil penalties of $7,500 for each violation. Colorado recently enacted somewhat similar legislation, and other states are considering enacting similar privacy laws. We will continue to monitor and assess the impact of these emerging state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the General Data Protection Regulation (“GDPR”) in Europe and the Lei Geral de Proteção de Dados in Brazil, also apply to our operations in those countries in which we provide services to customers. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer personal data regarding persons in the EU, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of €20.0 million or 4% of total worldwide annual turnover of the preceding financial year). Governmental authorities around the world have enacted similar types of legislative and regulatory requirements concerning data protection, and additional governments are considering similar legal frameworks.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could have a material adverse impact on our business, financial condition or results of operations.

Third-Party Reimbursement

We expect that sales volumes and prices of our products and services will continue to be largely dependent on the availability of reimbursement from third-party payors, such as governmental programs, for example, Medicare and Medicaid, private insurance plans, accountable care organizations and managed care programs. Reimbursement is contingent on established coding for a given procedure, favorable coverage of the codes by the third-party payors, and adequate payment for the resources used.

Physician coding for procedures is established by the American Medical Association (“AMA”). For coding related to spine surgery, the North American Spine Society (“NASS”) is the primary liaison to the AMA. Hospital coding is established by the Centers for Medicare & Medicaid Services. All physician and hospital coding is subject to changes which could impact reimbursement and physician practice behavior.

Independent of the coding status, third-party payors may deny coverage based on their own criteria, including if they believe that a device or procedure does not positively impact patient outcomes, is not the most cost-effective treatment available, or is used for an unapproved indication that is not supported by published clinical literature. At various times in the past, certain insurance providers have adopted policies of not providing reimbursement for multi-level cervical arthroplasty. We have worked with our surgeon customers and NASS who, in turn, have worked with these insurance providers to supply the information, explanation and clinical data they require to categorize cervical arthroplasty as a procedure that meets the reimbursement requirements defined by their policies. At present, most major health insurance companies in the U.S. provide reimbursement for cervical arthroplasty.

However, certain carriers, large and small, may have policies significantly limiting coverage of AVBT, intervertebral biomechanical devices, certain morselized allografts, and/or other procedures, products or services that we offer. We will continue to provide resources to patients, surgeons, hospitals, and insurers in order to ensure patient access to care and clarity regarding reimbursement and will work to reverse any and all non-coverage policies. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior and reimbursement for physician services. We cannot offer definitive time frames or final outcomes regarding reversal of the coverage-limiting policies, as the process is dictated by the third-party insurance providers. For a discussion of these risks, please see Part I, Item 1A, “Risk Factors” of this report.

Payment amounts are established by government and private payor programs and are subject to yearly updates based on Medicare published fee schedules and contract renegotiations, which could impact physician practice behavior. Third-party payors are increasingly challenging the prices charged for a wide range of medical products and services, including those in areas where we participate.

In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be accepted by third-party payors, that reimbursement will be available, and/or that the third-party payors’ reimbursement policies (if available) will not adversely affect our ability to sell our products profitably.

In the U.S., as a result of healthcare reform, third-party payors are increasingly required to demonstrate they can improve quality and reduce costs; we accordingly see an increase in pre-approval/prior authorizations and non-coverage policies citing higher levels of published clinical evidence required for medical therapies and technologies. Even fee-for-service Medicare began requiring prior authorization of anterior cervical fusion with decompression cases starting on July 1, 2021. In addition, insured individuals are facing increased premiums and higher out-of-pocket costs for medical coverage, including higher deductibles and coinsurance percentages, which can lead a patient to delay medical treatment. An increasing number of insured individuals receive their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. The percentage of individuals covered by managed care programs is expected to grow in the U.S. over the next decade.

Overall escalating costs of medical products and services has led to, and is expected to continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payors will not adversely affect the demand for our products and services or our ability to sell these products and services on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition. For a discussion of these risks, please see Part I, Item 1A, “Risk Factors” of this report.

Available Information

Our Internet address is www.zimvie.com. We routinely post important information for investors on our website in the “Investor Relations” section, which may be accessed at https://investor.zimvie.com. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, filings with the U.S. Securities and Exchange Commission (the “SEC”), public conference calls, presentations and webcasts. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, free of charge, including:

•
our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;
•
announcements of investor conferences and events at which our executives talk about our products and competitive strategies, as well as archives of these events;
•
press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;
•
corporate governance information, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation Committee, Corporate Governance Committee and Quality, Regulatory and Technology Committee, and other governance-related policies;
•
stockholder services information, including ways to contact our transfer agent; and
•
opportunities to sign up for email alerts and RSS feeds to have information provided in real time.

The information available on our website is not incorporated by reference in, or a part of, this or any other report we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS.

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. Our business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm our business, financial condition or results of operations, including causing our actual results to differ materially from those projected in any forward-looking statements. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, also may materially adversely affect us in future periods. You should carefully consider these risks and uncertainties before investing in our securities.

Risks Related to Our Business, Operations and Strategy

The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic or contagious diseases, such as COVID-19. The global spread of COVID-19 has had, and we expect it to continue to have, an adverse impact on demand for our products, our sales, our operations, our supply chains and distribution systems and our expenses, including as a result of preventive and precautionary measures that we, other businesses and governments have taken and may continue to take. Due to these impacts and measures, we have experienced and expect to continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of COVID-19. During 2020, we experienced a significant decline in procedure volumes globally as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. While procedure volumes globally increased in 2021 compared to 2020, they did not return to pre-pandemic levels. Additionally, public health bodies around the globe have at times recommended delaying elective procedures during the COVID-19 pandemic, and patients, spine surgeons, oral surgeons, dentists, dental clinicians and medical societies continue to evaluate the risks of elective procedures in the presence of infectious diseases. We expect that, to the extent surges related to COVID-19 continue in 2022, our net sales will be negatively impacted, however the consequences of COVID-19 continue to be fluid, and it is difficult to predict its continued and future impacts to our business and broader economic and market environments.

As a result of the COVID-19 outbreak, we have experienced significant business disruptions, including restrictions on our ability to travel and to distribute our products, temporary closures of, or limited operations at, certain of our facilities and the facilities of our suppliers and contract manufacturers, as well as reduction in access to our customers due to diverted resources and priorities and the business hours of hospitals as governments institute prolonged shelter-in-place and/or self-quarantine mandates. The unprecedented measures to slow the spread of the virus taken by local governments and healthcare authorities globally, including the deferral of elective surgical procedures and social distancing measures, have had, and we expect them to continue to have, a significant adverse effect on our financial condition, results of operations and cash flows. These disruptions have resulted in the following outcomes, among other unfavorable outcomes:

•
lower revenues, profits and cash flows compared to historic trends;
•
charges for credit losses as a result of being unable to collect on our accounts receivable;
•
additional charges from operating our manufacturing facilities at less than normal capacity;
•
goodwill impairment charges; and
•
delays in certain strategic projects and investments, which will delay or may eliminate the effectiveness of these strategic initiatives.

If the spread of COVID-19 continues, our financial condition, results of operations and cash flows may continue to be adversely affected. Prolonged disruptions that cause deferral of elective surgical procedures may result in the following, among other potential negative outcomes:

•
net losses and negative operating cash flows;
•
excess inventory we cannot sell, which would result in increased inventory charges;
•
our customers returning inventory to us, which would result in a reduction to our net sales;
•
additional charges from operating our manufacturing facilities at less than normal capacity;
•
additional goodwill impairment charges;
•
failing to satisfy the covenants in our credit facilities, which may cause any outstanding amounts to be payable immediately; and
•
decreased access to capital to fund our business.

In addition, the COVID-19 pandemic has adversely affected, and we expect it to continue to adversely affect, the economies and financial markets of many countries, which has resulted and may in the future result in a period of regional, national and global economic slowdown or regional, national or global recessions that could further negatively affect demand for our products as hospitals curtail or delay spending and individuals experiencing unemployment and/or a loss of healthcare benefits cancel or delay elective procedures and could also increase the risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase of our products due to bankruptcy, lack of liquidity, lack of funding, operational failures or other reasons. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas, present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows. Due to the uncertain scope and duration of the pandemic and uncertain timing of economic normalization, we are unable to estimate the impacts on our operations and financial results.

Interruption of our manufacturing operations could adversely affect our business, financial condition and results of operations.

We and our third-party manufacturers have manufacturing sites in multiple countries around the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or more plants. Damage to one or more of these facilities from weather or natural disaster-related events, vulnerabilities in technology, cyber-attacks against our information systems or the information systems of our business partners (such as ransomware attacks), or issues in manufacturing arising from a failure to follow specific protocols and procedures, compliance concerns relating to the FDA QSR (21 CFR Part 820) and Good Manufacturing Practice requirements, equipment breakdown or malfunction, reductions in operations and/or worker absences due to the COVID-19 pandemic or other health epidemics, or other factors could adversely affect the ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products or to meet customer demand. In the event of a significant interruption, for example, as a result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to the need for regulatory approvals. As a result, we may experience loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our business, financial condition and results of operations.

Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party suppliers could adversely affect our business, financial condition and results of operations.

We purchase many of the materials and components used in manufacturing our products from third-party suppliers, and we outsource some key manufacturing activities. Certain of these materials and components and outsourced activities can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, we may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost effective manner, largely as a result of FDA and other worldwide regulations that require validation of materials and components prior to their use in our products, the complex nature of many of our suppliers’ manufacturing processes, and the need for clearance or approval of significant changes by worldwide regulatory bodies prior to implementation. A reduction or interruption in the supply of materials or components used in manufacturing our products, such as due to one or more suppliers experiencing reductions in operations and/or worker absences due to the COVID-19 pandemic or other health epidemics, an inability to timely develop and validate alternative sources if required, or a significant increase in the price of such materials or components could adversely affect our business, financial condition and results of operations. For example, certain of our products require titanium, which is sourced from third-party suppliers. While the titanium required for such products is not directly sourced from Russia, the current geopolitical events involving Russia and Ukraine are negatively impacting the wider titanium supply chain and such geopolitical events and factors relating thereto or resulting therefrom, including related sanctions, may negatively impact the ability of our third-party supply sources to timely supply titanium to us and may increase or result in additional costs to us.

In addition, many of our products require sterilization prior to sale, and we utilize a mix of internal resources and contract sterilizers to perform this service. To the extent we or our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including federal and state regulations on the use of ethylene oxide, or reductions in operations and/or worker absences due to the COVID-19 pandemic or other health epidemics, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition.

Moreover, we will be subject to the SEC’s rule regarding disclosure of the use of certain minerals, known as “conflict minerals” (tantalum, tin and tungsten (or their ores) and gold), which are mined from the Democratic Republic of the Congo and adjoining countries. This rule could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products, which could adversely affect our manufacturing operations and our profitability. In addition, we will incur additional costs to comply with this rule, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain, and we may not be able to sufficiently verify the origins of the minerals and metals used in our products through our due diligence procedures. As a result, we may face reputational challenges with our customers and other stakeholders.

Our success depends on our ability to effectively develop and market our products against those of our competitors.

We operate in a highly competitive environment. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors or by other therapies, including biological therapies. To remain competitive, we must continue to develop and acquire new products and technologies and improve existing products and technologies. Competition is primarily on the basis of:

•
technology;
•
innovation;
•
quality;
•
reputation;
•
customer service; and
•
pricing.

In markets outside of the U.S., other factors influence competition as well, including:

•
local distribution systems;
•
complex regulatory environments; and
•
differing medical philosophies and product preferences.

Our competitors may:

•
have greater financial, marketing and other resources than us;
•
respond more quickly to new or emerging technologies;
•
undertake more extensive marketing campaigns;
•
adopt more aggressive pricing policies; or
•
be more successful in attracting potential customers, employees and strategic partners.

Any of these factors, alone or in combination, could cause us to have difficulty maintaining or increasing sales of our products and could materially adversely affect our results of operations and financial condition.

To be commercially successful, we must effectively demonstrate to surgeons, dentists and hospitals the value proposition of our products and procedural solutions compared to those of our competitors.

We focus on marketing our products and procedural solutions to surgeons and dentists because of the role that they play in determining the course of patient treatment. However, hospitals are also becoming increasingly involved in the evaluation and acceptance of our products and procedural solutions. Surgeons, dentists and hospitals may not widely adopt our products and procedural solutions unless we are able to effectively educate them as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our offerings as compared to those of our competitors. We believe that the most effective way to introduce and build market demand for our products and procedural solutions is by directly training surgeons and dentists in their use. If surgeons and dentists are not properly trained, they may misuse or ineffectively use our products and procedural solutions. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.

Surgeons, dentists and hospitals may be hesitant to use and accept our products and procedural solutions for the following reasons, among others:

•
lack of experience with newer less invasive surgical products and procedures;
•
lack or perceived lack of evidence supporting additional patient benefits;
•
perceived liability risks generally associated with the use of new products and procedures;
•
existing relationships with competitors;
•
limited or lack of availability of coverage and reimbursement within healthcare payment systems;
•
higher pricing associated with new products and procedures;
•
increased competition in procedural offerings and solutions;
•
lack or perceived lack of differentiation among procedures;

•
costs associated with the purchase of new products and equipment; and
•
the time commitment that may be required for training.

If we are not able to effectively demonstrate to surgeons, dentists and hospitals the value proposition of our products and procedural solutions, or if surgeons, dentists and hospitals adopt competing products, our sales could significantly decrease or fail to increase, which could adversely impact our profitability and cash flow. In addition, we believe recommendations and support of our offerings by influential surgeons, dentists and other key opinion leaders are essential for market acceptance and adoption. If we are not successful in obtaining such support, surgeons, dentists and hospitals may not use our products and procedural solutions, and we may not achieve expected sales or profitability.

If we fail to retain the employees and the independent agents and distributors upon whom we rely heavily to market our products, customers may not buy our products and our revenue and profitability may decline.

Our marketing success in the U.S. and abroad depends significantly upon our employees’, agents’ and distributors’ sales and service expertise in the marketplace. Many of these agents have developed professional relationships with existing and potential customers because of the agents’ detailed knowledge of products and instruments. A loss of a significant number of our agents could have a material adverse effect on our business and results of operations.

If we do not introduce new products in a timely manner, our products may become obsolete over time, customers may not buy our products and our revenue and profitability may decline.

Demand for our products may change, in certain cases, in ways we may not anticipate because of:

•
evolving customer needs;
•
changing demographics;
•
slowing industry growth rates;
•
declines in the spine and dental implant markets;
•
the introduction of new products and technologies;
•
evolving surgical philosophies; and
•
evolving industry standards.

Without the timely introduction of new products and enhancements, our products may become obsolete over time. If that happens, our revenue and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:

•
properly identify and anticipate customer needs;
•
commercialize new products in a timely manner;
•
manufacture and deliver instruments and products in sufficient volumes on time;
•
differentiate our offerings from competitors’ offerings;
•
achieve positive clinical outcomes for new products;
•
satisfy the increased demands by healthcare payors, providers and patients for shorter hospital stays, faster post-operative recovery and lower-cost procedures;
•
innovate and develop new materials, product designs and surgical techniques; and
•
provide adequate medical education relating to new products.

In addition, new materials, product designs and surgical techniques that we develop may not be accepted quickly, in some or all markets, because of, among other factors:

•
entrenched patterns of clinical practice;
•
the need for regulatory clearance; and
•
uncertainty with respect to third-party reimbursement.

Moreover, innovations generally require a substantial investment in R&D before we can determine their commercial viability, and we may not have the financial resources necessary to fund the production. In addition, even if we can successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

If third-party payors decline to reimburse our customers for our products or reduce reimbursement levels, the demand for our products may decline and our ability to sell our products profitably may be harmed.

We sell our products and services to hospitals, surgeons, dentists and other healthcare providers, which may receive reimbursement for the healthcare services provided to their patients from third-party payors, such as domestic and international government programs, private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a product or service used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and products.

In addition, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. If third-party payors reduce reimbursement levels or change reimbursement models for hospitals and other healthcare providers for our products, demand for our products may decline, or we may experience increased pressure to reduce the prices of our products, which could have a material adverse effect on our sales and results of operations.

We have also experienced downward pressure on product pricing and other effects of healthcare reform in our international markets. For example, China has implemented a volume-based procurement process designed to decrease prices for medical devices and other products. If key participants in government healthcare systems reduce the reimbursement levels for our products, including through political changes or transitions, our business, financial condition, results of operations and cash flows may be adversely affected.

We are subject to cost containment measures in the U.S. and other countries, resulting in pricing pressures.

Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented a volume-based procurement process designed to decrease prices for certain medical devices and other products. Pricing pressure has also increased due to continued consolidation among healthcare providers, trends toward managed care, the shift toward governments becoming the primary payors of healthcare expenses, reductions in reimbursement levels and government laws and regulations relating to reimbursement and pricing generally.

In addition, many customers for our products have formed group purchasing organizations in an effort to contain costs. Group purchasing organizations negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a group purchasing organization’s affiliated hospitals and other members. If we are not one of the providers selected by a group purchasing organization, affiliated hospitals and other members may be less likely to purchase our products, and, if the group purchasing organization has negotiated a strict compliance contract for another manufacturer’s products, we may be precluded from making sales to members of the group purchasing organization for the duration of the contractual arrangement.

Such increased pricing pressure and cost-containment efforts could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our success largely depends on key personnel, including our senior management, and having adequate succession plans in place. We may not be able to attract, retain and develop the highly skilled employees we need to support our business, which could harm our business.

Our future performance depends, in large part, on the continued services of our senior management and other key personnel, including our ability to attract, retain and motivate key personnel. Competition for key personnel in the various localities and business segments in which we operate is intense. Our ability to attract and retain key personnel, in particular senior management, will be dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. There is no guarantee that we will have the continued service of key employees whom we rely upon to execute our business strategy and identify and pursue strategic opportunities and initiatives. The loss of the services of any of our senior management or other key personnel, or our inability to attract highly qualified senior management and other key personnel, could harm our business. In particular, we may have to incur costs to replace senior officers or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner.

Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations.

We may not be able to effectively integrate acquired businesses into our operations or achieve expected cost savings or profitability from our acquisitions.

Acquisitions we may pursue would involve numerous risks, including:

•
unforeseen difficulties in integrating personnel and sales forces, operations, manufacturing, logistics, R&D, information technology, compliance, vendor management, communications, purchasing, accounting, marketing, administration and other systems and processes;
•
difficulties harmonizing and optimizing quality systems and operations;
•
diversion of financial and management resources from existing operations;
•
unforeseen difficulties related to entering geographic regions where we do not have prior experience;
•
potential loss of key employees;
•
unforeseen risks and liabilities associated with businesses acquired, including any unknown vulnerabilities in acquired technology or compromises of acquired data; and
•
inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.

As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of such acquisitions, and we may incur costs in excess of what we anticipate. These risks would likely be greater in the case of larger acquisitions.

Financial, Liquidity and Tax Risks

In connection with our separation from Zimmer Biomet, we incurred substantial indebtedness and we may not be able to generate sufficient cash flows to meet all of our debt obligations, which could materially adversely affect our business, financial condition and results of operations.

On February 28, 2022, we borrowed $595.0 million of term loan borrowings and repaid $34.0 million of that amount on March 1, 2022. In addition, we have a $175.0 million revolving credit facility, under which as of March 31, 2022 we had no amounts outstanding. As a result of these transactions, we had approximately $561.0 million of outstanding indebtedness upon completion of our separation from Zimmer Biomet. We may also incur additional indebtedness in the future.

This significant amount of debt could potentially have important consequences to us and our debt and equity investors, including:

•
requiring a substantial portion of our cash flow from operations to make interest payments on this debt;
•
making it more difficult to satisfy debt service and other obligations;
•
increasing future debt costs and limiting the future availability of debt financing;
•
increasing our vulnerability to general adverse economic and industry conditions;
•
reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
•
limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
•
placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and
•
limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock.

To the extent that we incur additional indebtedness, the foregoing risks could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter our dividend policy (if we pay dividends), seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect or obtain any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that govern our indebtedness may restrict our ability to dispose of assets and may restrict the use of proceeds from those dispositions. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially adversely affect our business, financial condition and results of operations and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock.

Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on the performance of, and distributions from, our subsidiaries.

We are a holding company, and as such have no material operations or assets other than ownership of equity interests in our subsidiaries. We depend on our subsidiaries to distribute funds to us so that we may pay obligations and expenses, including satisfying obligations with respect to our indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries, and their ability to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control. The terms of our current and future indebtedness may restrict the payment of dividends and the ability of subsidiaries to transfer funds to us. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

We may have additional tax liabilities.

We are subject to income taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.

Changes in the tax laws of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the “base erosion and profit shifting” project undertaken by the Organization for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. These changes, as adopted by countries, could increase tax uncertainty and may have a material adverse impact on our business, financial condition or results of operations.

The Build Back Better Act proposed an increase in the U.S. Global Intangible Low-Taxed Income (“GILTI”) foreign minimum tax rate from 10.5% to 15%, assessing the GILTI tax on a per country basis, reduction of the Foreign-Derived Intangible Income tax benefit, and disallowance of certain corporate interest expense. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a material adverse impact on our business, financial condition or results of operations.

Future material impairments in the carrying value of our intangible assets, including goodwill, would negatively affect our operating results.

Goodwill and intangible assets represent a significant portion of our assets. As of December 31, 2021, we had $267.8 million in goodwill and $766.2 million of intangible assets. The goodwill results from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired. Currently, only our Dental reporting unit has goodwill. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. As discussed further in Note 11 to our combined financial statements, in the first quarter of 2020, we recorded goodwill impairment charges of $142.0 million as a result of the adverse impacts from the COVID-19 pandemic. If the operating performance at our Dental reporting units falls significantly below current levels, including if elective surgical procedures are deferred for a longer period than our current expectations due to the COVID-19 pandemic, if competing or alternative technologies emerge, if market conditions or future cash flow estimates for our dental business decline, or as a result of restructuring initiatives pursuant to which we reorganize our reporting units, we could be required to record additional impairment charges. Any write-off of a material portion of our goodwill or unamortized intangible assets would negatively affect our results of operations.

If our independent agents and distributors are characterized as employees, we would be subject to additional tax and other liabilities.

We structure our relationships with independent agents and distributors in a manner that we believe results in an independent contractor relationship, not an employee relationship. Although we believe that our independent agents and distributors are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. Changes in classification from independent contractor to employee can result in a change to various requirements associated with the payment of wages, tax withholding, and the provision of unemployment, health and other traditional employer-employee related benefits. If regulatory authorities or state, federal or foreign courts were to determine that our independent agents or distributors are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our independent agents and distributors are our employees could have a material adverse effect on our business, financial condition and results of operations.

Global Operational Risks

We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks and may cause our profitability to decline due to increased costs.

We sell our products in 70 countries and derived approximately 33% of our net sales in 2021 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to risks and potential costs, including:

•
changes in foreign medical reimbursement policies and programs;
•
changes in foreign regulatory requirements, such as more stringent requirements for regulatory clearance of products;
•
differing local product preferences and product requirements;
•
fluctuations in foreign currency exchange rates;
•
diminished protection of intellectual property in some countries outside of the U.S.;
•
trade protection measures, import or export requirements, new or increased tariffs, trade embargoes and sanctions and other trade barriers, which may prevent us from shipping products to a particular market and may increase our operating costs;
•
foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;
•
complex data privacy and cybersecurity requirements and labor relations laws;
•
extraterritorial effects of U.S. laws such as the FCPA;
•
effects of foreign anti-corruption laws, such as the U.K. Bribery Act;
•
difficulty in staffing and managing foreign operations;
•
labor force instability;
•
potentially negative consequences from changes in tax laws; and
•
political, social and economic instability and uncertainty, including sovereign debt issues.

Violations of foreign laws or regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.

Conditions in the global economy, the particular markets we serve and financial markets may adversely affect our business, results of operations and financial condition.

Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, changes in global trade policies, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures, political and social instability, natural disasters, terrorist attacks and other challenges that affect the global economy may adversely affect us and our distributors, customers and suppliers, including having the effect of:

•
reducing demand for our products and services, limiting the financing available to our customers and suppliers and increasing order cancellations;
•
increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;
•
increasing price competition in our served markets;
•
supply interruptions, which could disrupt our ability to produce our products;

•
increasing the risk of impairment of goodwill and other long-lived assets, and the risk that we may not be able to fully recover the value of other assets such as real estate and tax assets; and
•
increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us.

In addition, adverse general economic conditions may lead to instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity and interest rate volatility. If we are unable to access capital and credit markets on terms that are acceptable to us or our lenders are unable to provide financing in accordance with their contractual obligations, we may not be able to make certain investments or acquisitions or fully execute our business plans and strategies. Furthermore, our suppliers and customers are also dependent upon the capital and credit markets. Limitations on the ability of customers, suppliers or financial counterparties to access credit at interest rates and on terms that are acceptable to them could lead to insolvencies of key suppliers and customers, limit or prevent customers from obtaining credit to finance purchases of our products and services and cause delays in the delivery of key products from suppliers.

If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets, if there is instability in global capital and credit markets or if improvements in the global economy do not benefit the markets we serve, our business, results of operations and financial condition could be adversely affected.

We are subject to risks arising from currency exchange rate fluctuations, which can increase our costs, cause our profitability to decline and expose us to counterparty risks.

A substantial portion of our foreign revenues is generated in Europe and Japan. The U.S. Dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. Dollar relative to the Euro, the Japanese Yen or other currencies could have a material adverse effect on our results of operations.

Legal, Regulatory and Compliance Risks

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market our products could suffer.

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new, non-exempt, non-Class I medical device only after the device has received clearance under Section 510(k) of the FDCA, or receives approval under the PMA process. If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval, we will be unable to commercialize these products, which could have a material adverse effect on our financial results.

The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. Additionally, any modification to a 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires each manufacturer to make the determination of whether a modification requires a new 510(k) notification or PMA application in the first instance, but the FDA can review any such decision. If the FDA disagrees with our decisions regarding whether new clearances or approvals are necessary, the FDA may retroactively require us to seek 510(k) clearance or PMA approval. For device modifications that we conclude do not require a new regulatory clearance or approval, we may be required to recall and to stop marketing the modified devices if the FDA or another agency disagrees with our conclusion and requires new clearances or approvals for the modifications. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

We are subject to costly and complex laws and governmental regulations relating to the development, design, product standards, packaging, advertising, promotion, post-market surveillance, manufacturing, labeling and marketing of our products, non-compliance with which could adversely affect our business, financial condition and results of operations.

Our global regulatory environment is increasingly stringent, unpredictable and complex. The products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other supranational, national, federal, regional, state and local governmental authorities. The process of obtaining regulatory approvals and clearances to market these products can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations and other supranational, national, federal, regional, state and local requirements globally. Compliance with these requirements, including the QSR, recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, is subject to continual review and is monitored rigorously through periodic inspections by the FDA and other regulators, which may result in observations (such as on Form FDA-483), and in some cases warning letters, that require corrective action, or other forms of enforcement. If the FDA or another regulator were to conclude that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, they could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement or refund of payment of such products, refuse to grant pending PMA applications, refuse to provide certificates for exports and/or require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health. Furthermore, the FDA strictly regulates the promotional claims that we may make about approved or cleared products. If the FDA determines that we have marketed or promoted a product for off-label use—uses other than those indicated on the labeling cleared by the FDA—we could be subject to fines, injunctions or other penalties. The FDA may also impose operating restrictions, including a ceasing of operations at one or more facilities, enjoin and restrain certain violations of applicable law pertaining to our products, seize products and assess civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us, and/or recommend prosecution. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

Governmental regulations outside the U.S. continue to become increasingly stringent and complex, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. In the EU, for example, the MDR went into effect in May 2021 and includes significant additional premarket and post-market requirements. Complying with the requirements of this regulation requires us to incur significant expense. Additionally, the availability of EU notified body services certified to the new requirements is limited, which may delay the marketing approval for some of our products under the MDR. Any such delays, or any failure to meet the requirements of the new regulation, could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. Similarly, the separation of countries from participation in the EU, such as the cessation of the U.K.’s membership in the EU (commonly known as “Brexit”) and the separation of the Swiss and EU medical product markets with the adoption of MDR (commonly referred to as “Swexit”), may result in further regulatory risk and complexity as the former EU member or participant country establishes separate laws and regulations governing medical products.

Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization. If we fail to adequately address any of these regulations, our business could be harmed.

Furthermore, if we fail to receive or maintain necessary approvals or certifications to commercialize our products in foreign jurisdictions, our business, results of operations and financial condition could be adversely affected.

If we fail to comply with healthcare fraud and abuse laws and regulations or anticorruption regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

The sales, marketing and pricing of products and relationships that medical products companies have with healthcare providers are under increased scrutiny around the world. Our industry is subject to various laws and regulations pertaining to healthcare fraud and abuse, including the False Claims Act, the Anti-Kickback Statute, the Stark law, the Physician Payments Sunshine Act, the FDCA and similar laws and regulations in the U.S. and around the world. In addition, we are subject to various laws concerning anti-corruption and anti-bribery matters (including the FCPA), sales to countries or persons subject to economic sanctions and other matters affecting our international operations. The FCPA prohibits, among other things, improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. While we have safeguards in place to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors, these safeguards may be ineffective. In the past, Zimmer Biomet (including a former subsidiary of Zimmer Biomet that is now a subsidiary of ZimVie) has been subject to SEC and DOJ investigation with respect to an FCPA matter, resulting in an SEC administrative cease and desist order, a deferred prosecution agreement and a plea agreement, as well as oversight for a period of time through August 2020 by an independent compliance monitor. Any violations of the FCPA and similar laws may result in severe criminal or civil sanctions, and could result in substantial costs to respond to any such violations and to comply with any such sanctions, or could lead to other liabilities or proceedings against us, and would likely harm our reputation, business, financial condition and result of operations.

Healthcare fraud and abuse laws are broad in scope and are subject to evolving interpretation, which could require us to incur substantial costs to monitor compliance or to alter our practices if they are found to be noncompliant. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in governmental healthcare programs. Despite implementation of a comprehensive global healthcare compliance program, we cannot provide assurance that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner that restricts or adversely affects our business activities or relationships with healthcare professionals, nor can we make any assurances that authorities will not challenge or investigate our current or future activities under these laws.

Responding to government requests and investigations requires considerable resources, including the time and attention of management. If we were to become the subject of an enforcement action, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have a material adverse effect on our results of operations, financial condition and liquidity.

If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

We are subject to federal, state and foreign data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of health-related and other personal information. The FDA has issued guidance to which we may be subject concerning data security for medical devices, including information and documentation that should be contained in premarket submissions regarding cybersecurity and post-market management and reporting of cybersecurity risks. In addition, the QSR requires device manufacturers to address cybersecurity risks, including those posed by off-the-shelf software used in their devices. The FDA and the DHS have also issued urgent safety communications regarding cybersecurity vulnerabilities of certain medical devices, which vulnerabilities may apply to some of our current or future devices.

In addition, certain of our affiliates are subject to privacy, security and breach notification regulations promulgated under HIPAA. HIPAA governs the use, disclosure and security of protected health information by HIPAA “covered entities” and their “business associates.” Covered entities are health plans, healthcare clearinghouses and healthcare providers that engage in specific types of electronic transactions. A business associate is any person or entity (other than members of a covered entity’s workforce) that performs a service on behalf of a covered entity involving the use or disclosure of protected health information. HHS (through the Office for Civil Rights) has direct enforcement authority over covered entities and business associates with regard to compliance with HIPAA regulations. On December 10, 2020, HHS issued a NPR to modify the HIPAA privacy rule. Separately, HHS (through the National Coordinator for Health Information Technology) issued a new rule, effective April 5, 2021, that limits “blocking” of electronic health information. We intend to monitor both the NPR and the “information blocking” rule and assess their impact on the use of data in our business.

In addition to the FDA, QSR and guidance and HIPAA regulations described above, certain U.S. states have also enacted data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of personal information, such as social security numbers, medical and financial information and other personal information. These laws and regulations may be more restrictive and not preempted by U.S. federal laws. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced unauthorized access or acquisition of personal information. Other state laws include the CCPA, which, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. A second law in California, the CPRA, expands the scope of the CCPA and establishes a new California Privacy Protection Agency that will enforce the law and issue regulations. The CPRA is scheduled to take effect on January 1, 2023. On that same date, a new Virginia law, the VCDPA, which is similar in many respects to the CCPA, is scheduled to take effect. Under the VCDPA, it is unlawful for persons subject to the law to process what is termed “sensitive data” without the affirmative, unambiguous consent of the consumer, subject to some exceptions. “Sensitive data” includes, but is not limited to, personal health diagnosis data. The Virginia Attorney General has sole authority to enforce the VCDPA, and enforcement efforts will be supported through the creation of a Consumer Privacy Fund. Regulated entities that violate the VCPDA may be subject to maximum civil penalties of $7,500 for each violation. Colorado recently enacted somewhat similar legislation, and other states are considering enacting similar privacy laws. We will continue to monitor and assess the impact of these emerging state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the EU GDPR in Europe and the Lei Geral de Proteção de Dados in Brazil, also apply to our operations in those countries in which we provide services to our customers. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer personal data regarding persons in the EU, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of €20.0 million or 4% of total worldwide annual turnover of the preceding financial year). Governmental authorities around the world have enacted similar types of legislative and regulatory requirements concerning data protection, and additional governments are considering similar legal frameworks.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could have a material adverse impact on our business, financial condition or results of operations.

We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from data breaches, our business could be adversely affected.

We are increasingly dependent on sophisticated information technology for our products, services and infrastructure. As a result of technology initiatives, expanding privacy and cybersecurity laws, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. In addition, some of our products and services incorporate software or information technology that collects data regarding patients and patient therapy, and some products or software we provide to customers connect to our systems for maintenance and other purposes. We also have outsourced elements of our operations to third parties, and, as a result, we manage a number of third-party suppliers who may or could have access to our confidential information, including, but not limited to, intellectual property, proprietary business information and personal information of patients, employees and customers (collectively “Confidential Information”). In addition, we are dependent on our arrangements with Zimmer Biomet under the Transition Services Agreement to provide us with various information technology services.

Our information systems, and those of third-party suppliers with whom we contract, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving systems and regulatory standards, changing threats and vulnerabilities, and the increasing need to protect patient, customer and other personal or confidential information. In addition, given their size and complexity, these systems could be vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners or from cyber-attacks by malicious third parties attempting to gain unauthorized access to our products, systems or Confidential Information.

Like other multinational corporations, we have experienced instances of successful phishing attacks on our email systems and expect to be subject to similar attacks in the future. We also are subject to other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. In addition, as a result of the COVID-19 pandemic, a significant number of our employees who are able to work remotely are doing so, and malicious cyber actors may increase malware campaigns and phishing emails targeting teleworkers, preying on the uncertainties surrounding COVID-19, which exposes us to additional cybersecurity risks. Our incident response efforts, business continuity procedures and disaster recovery planning may not be sufficient for all eventualities. If we fail to maintain or protect our information systems and data integrity effectively, we could:

•
lose existing customers, vendors and business partners;
•
have difficulty attracting new customers;
•
have problems in determining product cost estimates and establishing appropriate pricing;
•
suffer outages or disruptions in our operations or supply chain;
•
have difficulty preventing, detecting and controlling fraud;
•
have disputes with customers, physicians and other healthcare professionals;
•
have regulatory sanctions or penalties imposed;
•
incur increased operating expenses;
•
be subject to issues with product functionality that may result in a loss of data, risk to patient safety, field actions and/or product recalls;
•
incur expenses or lose revenues as a result of a data privacy breach; or
•
suffer other adverse consequences.

Cyber-attacks are becoming more sophisticated, frequent and adaptive. Therefore, despite our efforts, we cannot assure that cyber-attacks or data breaches will not occur or that systems issues will not arise in the future. Any significant breakdown, intrusion, breach, interruption, corruption or destruction of these systems could have a material adverse effect on our business and reputation and could materially adversely affect our results of operations and financial condition.

Pending and future product liability claims and litigation could adversely impact our financial condition and results of operations and impair our reputation.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. In the ordinary course of business, we are the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. We are currently defending a number of product liability lawsuits and claims related to various products.

Product liability claims are expensive to defend, divert our management’s attention and, if we are not successful in defending the claim, can result in substantial monetary awards against us or costly settlements. Further, successful product liability claims made against one or more of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Any product liability claim brought against us, with or without merit and regardless of the outcome or whether it is fully pursued, may result in: decreased demand for our products; injury to our reputation; significant litigation costs; product recalls; loss of revenue; the inability to commercialize new products or product candidates; and adverse publicity regarding our products. Any of these may have a material and adverse effect on our reputation with existing and potential customers and on our business, financial condition and results of operations. In addition, a recall of some of our products, whether or not the result of a product liability claim, could result in significant costs and loss of customers.

We bear the risk of warranty claims on our products.

We bear the risk of express and implied warranty claims on products we supply, including equipment and component parts manufactured by third parties. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expire, which could result in additional costs to us. There is a risk that warranty claims made against us will exceed our warranty reserve and our business, financial condition and results of operations could be harmed.

The industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our business, results of operations and financial condition.

The industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:

•
Governmental and private healthcare providers and payors around the world are increasingly utilizing managed care for the delivery of healthcare services, centralizing purchasing, limiting the number of vendors that may participate in purchasing programs, forming group purchasing organizations and integrated health delivery networks and pursuing consolidation to improve their purchasing leverage and using competitive bid processes to procure healthcare products and services.
•
Certain of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for healthcare products and services and research activities. The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, healthcare austerity measures in other countries and other potential healthcare reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. Other countries, as well as some private payors, also control the price of healthcare products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) compulsory licensing. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

These changes, as well as other impacts from market demand, government regulations, third-party coverage and reimbursement policies and societal pressures, have started changing the way healthcare is delivered, reimbursed and funded and may cause participants in the healthcare industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products and services, reduce the amounts of reimbursement and funding available for our products and services from governmental agencies or third-party payors, heighten clinical data requirements, reduce the volume of medical procedures that use our products and services, affect the acceptance rate of new technologies and products and increase our compliance and other costs. In addition, we may be excluded from important market segments or unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts, they may be on terms that negatively affect our current or future profitability. All of the factors described above could adversely affect our business, results of operations and financial condition.

We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.

Claims of intellectual property infringement and litigation regarding patent and other intellectual property rights are commonplace in our industry and are frequently time consuming and costly. At any given time, we may be involved as either plaintiff or defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent and other intellectual property litigation, such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products or prohibit us from enforcing our patent and proprietary rights against others, which could have a material adverse effect on our business and results of operations.

Our success depends in part on our proprietary technology, processes, methodologies and information. We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and nondisclosure, license, assignment and confidentiality arrangements to establish, maintain and protect our proprietary rights, as well as the intellectual property rights of third parties whose assets we license. However, the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, may not be adequate to prevent unauthorized use, misappropriation or theft of our intellectual property. Further, our currently pending or future patent applications may not result in patents being issued to us, patents issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors, and such patents may be found invalid, unenforceable or insufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and the required licenses may not be available on reasonable terms or at all. We also cannot be certain that others will not independently develop substantially equivalent proprietary information.

In addition, intellectual property laws differ in various jurisdictions in which we operate and are subject to change at any time, which could further restrict our ability to protect our intellectual property and proprietary rights. In particular, a portion of our revenues is derived from jurisdictions where adequately protecting intellectual property rights may prove more challenging or impossible. We may also not be able to detect unauthorized uses or take timely and effective steps to remedy unauthorized conduct. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation or other proceedings, and we may not ultimately prevail. Any failure to establish, maintain or protect our intellectual property or proprietary rights could have a material adverse effect on our business, financial condition or results of operations.

We are involved in legal proceedings that may result in adverse outcomes.

In addition to intellectual property and product liability claims and lawsuits, we are involved in various commercial litigation and claims and other legal proceedings that arise from time to time in the ordinary course of our business. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

Our business involves the use of hazardous materials, and we and our third-party manufacturers must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

Our third-party manufacturers’ activities and our own activities involve the controlled storage, use and disposal of hazardous materials or materials that can become hazardous as a result of the manufacturing process. We and our manufacturers are subject to federal, state, local and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state, federal or other applicable authorities may curtail our use of these materials and interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. If such unexpected costs are substantial, this could significantly harm our financial condition and results of operations.

Risks Related to the Separation and the Distribution

The historical combined financial information included in this Annual Report is not necessarily representative of the results we would have achieved as a standalone, publicly traded company and may not be a reliable indicator of our future results.

We began operating as a standalone, publicly traded company on March 1, 2022.The historical combined financial information included in this Annual Report, as well as in our Information Statement filed as an exhibit to our Form 10 registration statement filed with the SEC, for periods prior to March 1, 2022 reflects historical financial information of our business as a wholly owned subsidiary of Zimmer Biomet and does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a standalone, publicly traded company during the periods presented or that we may achieve in the future. For example, historical combined financial information reflects allocations of expenses for services historically provided by Zimmer Biomet, and those allocations may be different than the comparable expenses we would have incurred as a standalone company. Additionally, the historical combined financial information does not reflect the changes that have and will occur in our cost structure, management, financing arrangements and business operations related to being an independent, publicly traded company.

If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we, Zimmer Biomet, and Zimmer Biomet stockholders could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify Zimmer Biomet for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

In connection with the separation and distribution, Zimmer Biomet obtained a private letter ruling from the IRS regarding certain U.S. federal income tax matters relating to the separation and distribution and received an opinion from its tax advisors. The IRS private letter ruling and the opinion were based upon and rely on, among other things, the continuing validity of such private letter ruling, various facts and assumptions, as well as certain representations, statements and undertakings of Zimmer Biomet and us, including those relating to the past and future conduct of Zimmer Biomet and us. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if Zimmer Biomet or we breach any of the representations or covenants contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion(s) of tax advisors, the IRS private letter ruling and/or the opinion may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the IRS private letter ruling and the opinion of tax advisors, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions, or undertakings upon which the IRS private letter ruling or the opinion were based are false or have been violated. In addition, neither the IRS private letter ruling nor the opinion will address all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. Further, the opinion of tax advisors represent the judgment of such tax advisors and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion. Accordingly, notwithstanding receipt by Zimmer Biomet of the IRS private letter ruling and the opinion of tax advisors, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail in such challenge, Zimmer Biomet, we and Zimmer Biomet stockholders could be subject to significant U.S. federal income tax liability.

If the distribution, together with related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”), in general, for U.S. federal income tax purposes, Zimmer Biomet would recognize taxable gain as if it had sold ZimVie common stock in a taxable sale for its fair market value (unless Zimmer Biomet and we jointly make an election under Section 336(e) of the Code with respect to the distribution, in which case, in general, (a) the Zimmer Biomet group would recognize taxable gain as if we had sold all of our assets in a taxable sale in exchange for an amount equal to the fair market value of ZimVie common stock and the assumption of all of our liabilities and (b) we would obtain a related step-up in the basis of our assets) and, if the distribution fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355, in general, for U.S. federal income tax purposes, Zimmer Biomet stockholders who receive our shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Under the tax matters agreement that Zimmer Biomet has entered into with us, we may be required to indemnify Zimmer Biomet against any additional taxes and related amounts resulting from (a) an acquisition of all or a portion of our equity securities or assets, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (b) other actions or failures to act by us or (c) any inaccuracy or breach of our representations, covenants or undertakings contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion of tax advisors. Any such indemnity obligations, including the obligation to indemnify Zimmer Biomet for taxes resulting from the distribution and certain related transactions not qualifying as tax-free, could be material.

U.S. federal income tax consequences may restrict our ability to engage in certain desirable strategic or capital-raising transactions after the separation.

Under current law, a separation can be rendered taxable to Zimmer Biomet and its stockholders as a result of certain post-separation acquisitions of shares or assets of ZimVie. For example, a separation may result in taxable gain to Zimmer Biomet under Section 355(e) of the Code if the separation were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in us. To preserve the U.S. federal income tax treatment of the separation and distribution, and in addition to our indemnity obligation described above, the tax matters agreement restricts us, for the two-year period following the distribution, except in specific circumstances, from:

•
entering into any transaction pursuant to which all or a portion of our common stock or assets would be acquired, whether by merger or otherwise;
•
issuing equity securities beyond certain thresholds;
•
repurchasing shares of our capital stock other than in certain open-market transactions;
•
ceasing to actively conduct certain aspects of our business; and/or
•
taking or failing to take any other action that would jeopardize the expected U.S. federal income tax treatment of the distribution and certain related transactions.

These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

We may not achieve some or all of the expected benefits of the separation, and the separation may materially and adversely affect our financial position, results of operations and cash flows.

We may be unable to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation and distribution are expected to provide the following benefits, among others:

•
a distinct investment identity allowing investors to evaluate the merits, strategy, performance and future prospects of our business separately from Zimmer Biomet;
•
more efficient allocation of capital for both Zimmer Biomet and us;
•
enhanced management focus to more effectively pursue distinct operating priorities and strategies at Zimmer Biomet and ZimVie;
•
direct access for our business to the capital markets, while at the same time creating an independent equity structure that will facilitate our ability to execute future acquisitions utilizing ZimVie common stock; and
•
facilitation of incentive compensation arrangements for employees and management that are more directly tied to the performance of the relevant company’s business, and enhancement of employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others that: (a) the separation required significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business; (b) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Zimmer Biomet; (c) our business is less diversified than Zimmer Biomet’s business prior to the separation and distribution; and (d) the other actions required to separate Zimmer Biomet’s and our respective businesses could disrupt our operations. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, it could have a material adverse effect on our financial position, results of operations and cash flows.

Zimmer Biomet or we may fail to perform under various transaction agreements that were executed as part of the separation, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the separation and prior to the distribution, we and Zimmer Biomet entered into a separation agreement and various other agreements, including a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a transitional trademark license agreement, a transition manufacturing and supply agreement and a reverse transition manufacturing and supply agreement. The separation agreement, the tax matters agreement, the employee matters agreement, the intellectual property matters agreement and the transitional trademark license agreement determine the allocation of assets, rights and liabilities between the companies following the separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services by Zimmer Biomet for the benefit of us for a limited period of time after the separation. Additionally, we are manufacturing certain products for Zimmer Biomet on a transitional basis and Zimmer Biomet is manufacturing certain products for us. We will rely on Zimmer Biomet to satisfy its obligations under these agreements. If Zimmer Biomet is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. Upon expiration of the transition services agreement, the transition manufacturing and supply agreement and the reverse transition manufacturing and supply agreement, each of the services that are covered in such agreements will have to be provided internally or by third parties. If we do not have agreements with other providers of these services once certain transaction agreements expire or terminate, we may not be able to operate our business effectively, which may have a material adverse effect on our financial position, results of operations and cash flows.

The terms we received in our agreements with Zimmer Biomet could be less beneficial than the terms we may have otherwise received from unaffiliated third parties.

The agreements we entered into with Zimmer Biomet in connection with the separation, including the separation agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a transitional trademark license agreement, a transition manufacturing and supply agreement, a reverse transition manufacturing and supply agreement and a stockholder and registration rights agreement, were prepared in the context of the separation while ZimVie was still a wholly-owned subsidiary of Zimmer Biomet. Accordingly, ZimVie did not have a board of directors or a management team that were independent of Zimmer Biomet. As a result of these factors, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

Certain members of management, directors and stockholders may hold stock in both Zimmer Biomet and ZimVie, and as a result, may face actual or potential conflicts of interest.

The management and directors of each of Zimmer Biomet and ZimVie may own both Zimmer Biomet common stock and ZimVie common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and Zimmer Biomet’s management and directors face decisions that could have different implications for us and Zimmer Biomet. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Zimmer Biomet and us regarding the terms of the agreements governing the distribution and our relationship with Zimmer Biomet thereafter. These agreements include the separation and distribution agreement, the tax matters agreement, the employee matters agreement, the intellectual property matters agreement, the transition services agreement, the transitional trademark license agreement, the transition manufacturing and supply agreement, the reverse transition manufacturing and supply agreement, the stockholder and registration rights agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that we or Zimmer Biomet may enter into in the future.

As an independent, publicly traded company, we may not enjoy the same benefits that we did as part of Zimmer Biomet.

Historically, our businesses were operated as business segments of Zimmer Biomet, and Zimmer Biomet performed substantially all the corporate functions for our operations, including managing financial and human resources systems, internal auditing, investor relations, treasury services, accounting functions, finance and tax administration, benefits administration, legal, regulatory and corporate branding functions.

Following the distribution, Zimmer Biomet is providing support to us with respect to certain of these functions on a transitional basis. We will need to replicate certain facilities, systems, infrastructure and personnel to which we no longer have access after the distribution and will likely incur capital and other costs associated with developing and implementing our own support functions in these areas. Such costs could be material.

As an independent, publicly traded company, we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Zimmer Biomet. As part of Zimmer Biomet, we were able to enjoy certain benefits from Zimmer Biomet’s operating diversity and available capital for investments. As an independent, publicly traded company, we do not have similar operating diversity and may not have similar access to capital markets, which could have a material adverse effect on our financial position, results of operations and cash flows.

In connection with our separation from Zimmer Biomet, Zimmer Biomet will indemnify us for certain liabilities, and we will indemnify Zimmer Biomet for certain liabilities. If we are required to pay under these indemnities to Zimmer Biomet, our financial results could be negatively impacted. The Zimmer Biomet indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Zimmer Biomet will be allocated responsibility, and Zimmer Biomet may not be able to satisfy its indemnification obligations in the future.

Pursuant to the separation agreement and certain other agreements with Zimmer Biomet, Zimmer Biomet agreed to indemnify us for certain liabilities, and we agreed to indemnify Zimmer Biomet for certain liabilities, in certain cases for uncapped amounts. Indemnities that we may be required to provide Zimmer Biomet may not be subject to any cap, may be significant and could negatively impact our business, particularly with respect to indemnities provided in the tax matters agreement. Third parties could also seek to hold us responsible for any of the liabilities that Zimmer Biomet has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used operating our business. Further, the indemnity from Zimmer Biomet may not be sufficient to protect us against the full amount of such liabilities, and Zimmer Biomet may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Zimmer Biomet any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our financial position, results of operations and cash flows.

The allocation of intellectual property rights among us and Zimmer Biomet as part of the separation could adversely impact our competitive position and our ability to develop and commercialize certain future products and services.

In connection with the separation, we entered into an intellectual property matters agreement with Zimmer Biomet governing, among other things, the allocation of intellectual property rights related to our respective businesses. As a result of the separation and such allocation, we no longer have an ownership interest in certain intellectual property rights, but are a non-exclusive licensee of such rights. This loss of the ownership of certain intellectual property rights could adversely affect our ability to maintain our competitive position through the enforcement of these rights against third parties that infringe these rights. In addition, we may lose our ability to license these rights to third parties in exchange for a license to such third parties’ rights we may need to operate our business.

The terms of the intellectual property matters agreement also include cross-licenses among the parties of certain intellectual property rights owned by ZimVie and Zimmer Biomet and needed for the continuation of the operations of the ZimVie businesses and the Zimmer Biomet core orthopedic businesses, respectively. The licenses granted to us by Zimmer Biomet are nonexclusive and, accordingly, Zimmer Biomet could license such licensed intellectual property rights to our competitors, which could adversely affect our competitive position in the industry. Moreover, our use of the intellectual property rights licensed to us by Zimmer Biomet is restricted to existing products (and derivative products) in certain fields of use related to our business. The limited nature of such licenses, and the other rights granted to us pursuant to the intellectual property matters agreement, may not provide us with all the intellectual property rights that we held or may need as our business changes in the future. Accordingly, if we were to expand our business to include new products and services outside of our current fields of use, we will not have the benefit of such licenses for such new products or services. As a result, it may be necessary for us to develop our technology independently of such licensed rights, which could make it more difficult, time consuming and/or expensive for us to develop and commercialize certain new products and services.

Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and results of operations.

In connection with the separation (including the internal reorganization), Zimmer Biomet undertook several corporate reorganization transactions involving its subsidiaries which, along with the distribution, may be subject to various fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the separation, any entity involved in these reorganization transactions or the separation:

•
(1) was insolvent, was rendered insolvent by reason of the separation, or had remaining assets constituting unreasonably small capital, and (2) received less than fair consideration in exchange for the distribution; or
•
intended to incur, or believed it would incur, debts beyond its ability to pay those debts as they matured,

then the court could void the separation and distribution, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our stockholders to return to Zimmer Biomet some or all of the shares of ZimVie common stock issued in the distribution, or require Zimmer Biomet or ZimVie, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction and the applicable law. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities (including the probable amount of contingent liabilities), or if it incurred debt beyond its ability to repay the debt as it matures. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that we or any of our subsidiaries were solvent at the time of or after giving effect to the distribution.

Risks Related to Our Common Stock

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of our common stock or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause the stock price or trading volume of our common stock to decline.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act ("SOX"). Our independent registered public accounting firm will be required to express an opinion as to the effectiveness of our internal control over financial reporting beginning with the first Form 10-K when we become an accelerated filer or large accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of SOX in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our common stock could decrease significantly.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We do not expect to pay any cash dividends for the foreseeable future.

We currently intend to retain future earnings to finance the operation and expansion of our business. As a result, we do not expect to pay any cash dividend for the foreseeable future. Investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Any payment of future cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, and other factors deemed relevant by our board of directors. Therefore, you should not expect to receive dividend income from shares of our common stock.

There may be substantial changes in our stockholder base.

Many investors that received shares of our common stock pursuant to the distribution may hold those shares because of a decision to invest in a company with Zimmer Biomet’s profile. Following the distribution, the shares of our common stock held by those investors represent an investment in a company focused on the spine and dental industries, with a different profile. This may not be aligned with a holder’s investment strategy and may cause the holder to sell the shares of our common stock they receive in the distribution. As a result, our stock price may decline or experience volatility as our stockholder base changes.

Your percentage of ownership in ZimVie may be diluted in the future.

In the future, your percentage ownership in ZimVie may be diluted because of existing equity awards and future equity awards that we grant to our directors, officers, employees and consultants or otherwise as a result of equity issuances for acquisitions or capital market transactions. Such awards or issuances will have a dilutive effect on our earnings per share, which could adversely affect the market price of shares of our common stock.

In addition, our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock that have such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Our certificate of incorporation designates a state or federal court located in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors and officers.

Our certificate of incorporation provides that, unless we consent in writing to an alternative forum, a state or federal court located in the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders, (iii) any action asserting a claim against us or any director, officer or other employee arising pursuant to any provision of the Delaware General Corporation Law, as amended (the “DGCL”), or our certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim against us or any director, officer or other employee of ours governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Section 22 of the Securities Act of 1933, as amended (the "Securities Act") creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, since Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty of liability created by the Exchange Act or the rules and regulations thereunder, our certificate of incorporation further provides that the exclusive forum provision does not apply to actions arising under the Exchange Act or the rules and regulations thereunder.

This exclusive forum provision may limit the ability of a stockholder to commence litigation in a forum that the stockholder prefers, or may require a stockholder to incur additional costs in order to commence litigation in Delaware or U.S. federal district courts, each of which may discourage such lawsuits against us or our directors or officers.

Anti-takeover provisions in our certificate of incorporation and bylaws and of Delaware law could enable our board of directors to resist a takeover attempt by a third party and limit the power of our stockholders.

Our certificate of incorporation and bylaws, and Delaware law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids more expensive to the acquiror and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings and the right of our board of directors to issue preferred stock without stockholder approval. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of ZimVie and our stockholders. Accordingly, in the event that our board of directors determines that a potential business combination transaction is not in the best interests of us and our stockholders but certain stockholders believe that such a transaction would be beneficial to us and our stockholders, such stockholders may elect to sell their shares in ZimVie and the trading price of our common stock could decrease.

These and other provisions of our certificate of incorporation, bylaws and the DGCL could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on our business, financial condition and results of operations.

Furthermore, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code, causing the distribution to be taxable to Zimmer Biomet. Under the tax matters agreement, and as described in more detail above, we would be required to indemnify Zimmer Biomet for the resulting taxes and related amount, and this indemnity obligation might discourage, delay or prevent a change of control that investors may consider favorable.

A significant number of our shares of common stock are or will be eligible for future sale, including the disposition by Zimmer Biomet of the shares of our common stock that it retained after the distribution, which may cause the market price for our common stock to decline.

Following the distribution on March 1, 2022, 26.1 million shares of our common stock were outstanding. Virtually all of those shares are freely tradable without restriction or registration under the Securities Act, except for the shares of ZimVie retained by Zimmer Biomet. We are unable to predict whether large amounts of our common stock will be sold in the open market following the separation and distribution, and whether a sufficient number of buyers of our common stock to meet the demand to sell shares of our common stock at attractive prices will exist. It is possible that Zimmer Biomet stockholders will sell the shares of our common stock they receive in the distribution for various reasons. For example, such stockholders may not believe that our business profile or our level of market capitalization as an independent company fits their investment objectives. The sale of significant amounts of our common stock or the perception in the market that this will occur may lower the market price of our common stock.

Following the distribution, Zimmer Biomet retained approximately 19.7% of the outstanding shares of our common stock. Zimmer Biomet has indicated that it intends to dispose of all of our common stock that it retained after the distribution by exchanging such ZimVie common stock for Zimmer Biomet debt held by one or more investment banks. To the extent Zimmer Biomet holds any shares of our common stock thereafter, Zimmer Biomet has indicated that it will dispose of such stock as soon as disposition is warranted (but in no event later than five years after the distribution), consistent with its business purpose of creating independent companies with separate capital structures and maintaining its investment grade credit rating. Following such debt-for-equity exchange, it is anticipated that the investment banks will sell such shares to public investors in a pre-marketed equity offering. We have agreed that, upon the request of Zimmer Biomet, we will use our reasonable best efforts to effect a registration under applicable federal and state securities laws of any shares of our common stock retained by Zimmer Biomet. Any disposition by Zimmer Biomet, or any significant stockholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2. PROPERTIES.

We own or lease more than 40 facilities around the world, approximately one-third of which are in the U.S. Our corporate headquarters and our Spine headquarters are in Westminster, Colorado. Our Dental headquarters is in Palm Beach Gardens, Florida, which is also home to significant manufacturing operations and R&D activities.

We have six principal manufacturing site locations, described below, and a global presence in approximately 25 countries.

Location	How Held	Primary Use	Sq. Ft.
Palm Beach Gardens, FL	Owned	Dental Executive Offices Dental Manufacturing	190,000
Westminster, CO	Leased	Corporate Headquarters Spine Executive Offices Spine Manufacturing	104,000
Troyes, France	Leased	Spine Manufacturing	83,000
Valencia, Spain	Owned	Dental Manufacturing	70,000
Guaynabo, Puerto Rico	Owned	Spine Manufacturing	55,000
Memphis, TN	Leased	Spine Manufacturing	30,000

We maintain sales and administrative offices and warehouse and distribution facilities in countries around the world. These local market facilities are primarily leased due to common business practices and to allow us to be more adaptable to changing needs in the market.

We distribute our products both through large, centralized warehouses and through smaller, market specific facilities, depending on the needs of the market.

We believe that all of the facilities and equipment are in good condition, well maintained and able to operate at present levels. We believe the current facilities, including manufacturing, warehousing, R&D and office space, provide sufficient capacity to meet ongoing demands.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. We currently do not expect the outcome of these matters to have a material adverse impact on our results of operations, cash flows or financial position. However, the outcome of such matters is unpredictable, our assessment of them may change, and resolution of them could have a material adverse effect on our financial position, results of operations or cash flows.

For additional information related to our contingencies, see Note 2 to our combined financial statements included in Part II, Item 8 of this Annual Report, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares began "when issued" trading on the Nasdaq Global Select Market on February 14, 2022. "Regular way" trading on the Nasdaq Global Select Market began on March 1, 2022.

Our common stock is traded on the Nasdaq Stock Market under the symbol “ZIMV.” As of March 25, 2022, there were approximately 12,000 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

We do not expect to pay dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the operation and expansion of our business, and, therefore, we do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.

On July 30, 2021, we issued 100 shares of ZimVie common stock to Zimmer Biomet pursuant to Section 4(a)(2) of the Securities Act. We did not register the issuance of the issued shares under the Securities Act because such issuance did not constitute a public offering.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with our audited historical combined financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report, particularly in “Cautionary Statement Concerning Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.” References in this Annual Report on Form 10-K to “our audited historical combined financial statements,” “our combined financial statements” and similar expressions refer to the combined financial statements of the Spine and Dental Businesses of Zimmer Biomet Holdings, Inc., due to the fact that as of and during the periods presented in the financial statements, ZimVie was still a wholly-owned subsidiary of, and operated under those businesses of, Zimmer Biomet.

OVERVIEW

On February 5, 2021, Zimmer Biomet Holdings, Inc. (“Zimmer Biomet” or “Parent”) announced its intention to separate its spine and dental businesses from its core orthopedic businesses. ZimVie Inc. (“ZimVie,” “we,” “us,” “our” or the “Company”) was incorporated in the State of Delaware on July 30, 2021 as a wholly-owned subsidiary of Zimmer Biomet. We were formed solely for the purpose of effecting the distribution of 80.3% of our outstanding shares of common stock on a pro rata basis to holders of Zimmer Biomet common stock and to hold directly or indirectly the assets and liabilities associated with the spine and dental businesses of Zimmer Biomet prior to the distribution. The distribution was completed on March 1, 2022, and resulted in ZimVie becoming a standalone, publicly-traded company.

Our operations are principally managed on a products basis and include two segments: 1) the spine products segment and 2) the dental products segment.

In the spine products market, our core services include designing, manufacturing and distributing a full suite of spinal surgery solutions to treat patients with back or neck pain caused by degenerative conditions, deformities, tumors or traumatic injury of the spine. We also provide devices that promote bone healing.

In the dental products market, our core services include designing, manufacturing and distributing a comprehensive portfolio of dental implant solutions, biomaterials and digital dentistry solutions. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental prosthetic products are aimed at providing aesthetic and functional restoration to resemble the original teeth and dental regenerative products are for soft tissue and bone rehabilitation.

We have a broad geographic revenue base, with meaningful exposure to both established and emerging markets. We have six manufacturing site locations, and a global presence in approximately 25 countries.

Impact of the COVID-19 Global Pandemic

Our results have been impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures. As COVID-19 rapidly started to spread throughout the world in early 2020, our net sales decreased as countries took precautions to prevent the spread of the virus with lockdowns and stay-at-home measures and as hospitals deferred elective surgical procedures. This resulted in a third-party net sales decline of 12% in 2020, as compared to 2019. Although we began to see some recovery of elective surgical procedures as various lockdowns and stay-at-home measures were lifted during 2021, resurgences and highly-transmissible variants resulted in further deferrals of elective surgical procedures in the second half of 2021. Overall, we experienced a third-party net sales increase of 12% in 2021, as compared to 2020.

Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans in the U.S. Due to the COVID-19 global pandemic, the typical seasonal patterns did not occur in 2021 or 2020.

With the deferral of elective surgical procedures, we have taken prudent measures in an effort to maintain an adequate financial profile to have access to capital to fund the business during these unprecedented times. In response to the COVID-19 pandemic, we have temporarily reduced discretionary spending such as travel, meetings and other project spend that can be delayed with limited long-term detriment to the business, and we have temporarily suspended or limited production at certain manufacturing facilities. However, to date we have not experienced significant disruptions in our supply chain, or in our ability to meet our customer demands.

Cost Reductions

We reduced our selling, general and administrative (“SG&A”) expenses in 2020 when compared to previous years. The decline was driven by two primary factors: 1) a restructuring plan initiated by Zimmer Biomet in 2019 (the “2019 Restructuring Plan”) that reduced operating costs in areas such as headcount, and 2) lower travel, promotional, and selling expenses driven by COVID-19. The cost savings from the 2019 Restructuring Plan are expected to continue after the distribution. We expect travel, promotional, and selling expenses will increase as travel and conferences become safer due to vaccinations. However, we do not expect travel expenses to return to the same levels that existed prior to the pandemic, as we continue to better utilize technology that has made travel less necessary. Additionally, we expect increased corporate costs from becoming a standalone public entity.

2022 Outlook

We expect that to the extent surges related to COVID-19 continue in 2022 our net sales will be negatively impacted. While we are optimistic based on the vaccine rollout and current case numbers that elective surgical procedures will be able to return to pre-pandemic levels at some point during 2022, the consequences of COVID-19 continue to be fluid, and it is difficult to predict its continued and future impacts to our business and broader economic and market environments.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2021, 2020 and 2019

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,					Foreign
	2021	2020	% Inc/(Dec)	Volume/Mix	Price	Exchange
Spine	$540.3	$529.1	2.1%	3.4%	(1.9)%	0.6%
Dental	468.5	367.8	27.4	23.8	2.1	1.5
Third Party Sales	1,008.8	896.9	12.5	11.8	(0.3)	1.0
Related Party	5.8	15.5	(62.6)	N/A	N/A	N/A
Total	$1,014.6	$912.4	11.2	N/A	N/A	N/A

	Year Ended December 31,					Foreign
	2020	2019	% Inc/(Dec)	Volume/Mix	Price	Exchange
Spine	$529.1	$607.6	(12.9)%	(11.4)%	(1.8)%	0.3%
Dental	367.8	414.0	(11.1)	(11.5)	(0.5)	0.9
Third Party Sales	896.9	1,021.6	(12.2)	(11.4)	(1.3)	0.5
Related Party	15.5	33.9	(54.3)	N/A	N/A	N/A
Total	$912.4	$1,055.5	(13.6)	N/A	N/A	N/A

Demand (Volume/Mix) Trends

Our business experienced growth over 2020 due to COVID-19 recovery. However, despite recovery from COVID-19 the spine product category continued to experience increased competition as observed in prior years. In the dental product category there has been increased demand for our digital dentistry and biomaterials products, creating growth year-over-year. As previously discussed, the demand for our products decreased significantly in 2020 as a result of COVID-19 due to lockdowns and stay-at-home measures and as hospitals and dental practices deferred elective surgical procedures. In 2019, the spine product category experienced increased competition in the key product areas of cervical and lumbar, which contributed to negative volume/mix trends. Within the dental product category, positive volume/mix trends reflect higher demand for tooth replacement procedures combined with the growing market segment of digital dentistry and biomaterials.

Pricing Trends

Our product categories have experienced price pressures in recent years, which we expect will continue. The spine product category decline has resulted from governmental healthcare cost containment efforts and similar efforts at local hospitals and health systems. The dental product category has experienced price declines in certain, geographic regions. Europe and Asia Pacific have experienced larger price erosion due to premium implant competition, while pricing in North America has been more favorable.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in United States ("U.S.") Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros, Japanese Yen, Chinese Renminbi, Canadian Dollars, and Taiwan Dollars.

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2021	2020	2019	2021 vs. 2020 Inc/(Dec)	2020 vs. 2019 Inc/(Dec)
Cost of products sold, excluding intangible asset amortization	37.6%	33.2%	29.3%	4.4%	3.9%
Related party cost of products sold, excluding intangible asset amortization	0.4	1.1	2.3	(0.7)	(1.2)
Intangible asset amortization	8.5	9.4	7.9	(0.9)	1.5
Research and development	6.0	5.4	5.3	0.6	0.1
Selling, general and administrative	54.6	58.5	57.4	(3.9)	1.1
Goodwill impairment	—	15.6	—	(15.6)	15.6
Restructuring	0.3	1.1	0.2	(0.8)	0.9
Acquisition, integration, divestiture and related	2.4	0.2	0.3	2.2	(0.1)
Operating Loss	(9.9)	(24.4)	(2.6)	14.5	(21.8)

Cost of Products Sold and Intangible Asset Amortization

The increase in cost of products sold as a percentage of sales in 2021 compared to 2020 was primarily due to expense of $40.3 million from excess and obsolete inventory, primarily related to certain product lines we intend to discontinue related to a brand rationalization initiative during the second half of 2021, as well as product mix.

The increase in cost of products sold as a percentage of sales in 2020 compared to 2019 was primarily due to temporarily suspended or limited production at certain facilities, lower average selling prices and excess and obsolete inventory charges. The temporary suspension or limited production at certain manufacturing facilities due to lower demand from COVID-19 resulted in us immediately expensing certain fixed overhead costs and hourly production worker labor expenses that are included in the cost of inventory when these facilities are operating at normal capacity. Excess and obsolete inventory charges did not decline ratably with the significant decline in our net sales and therefore impacted our cost of products sold as a percentage of sales.

Intangible asset amortization as a percentage of net sales decreased in 2021 compared to 2020 due to amortization expense not increasing ratably with the significant increase in our net sales. Intangible asset amortization as a percentage of net sales increased in 2020 compared to 2019 due to acquisitions made in 2020 and amortization expense not declining ratably with the significant decline in our net sales.

Operating Expenses

Research and development ("R&D") expenses as a percentage of net sales increased from 2019 to 2021. R&D expenses increased in terms of dollars in 2021 compared to 2020, as we continued to focus on innovation of key product segments. R&D expenses in terms of dollars decreased in 2020 due to the 2019 Restructuring Plan and lower spending on travel and projects due to COVID-19. Our R&D investments are focused on implant innovation and the next generation of flagship implant products of T3 and Tapered Screw Vent in the dental product category and Mobi-C and The Tether device in the spine product category.

SG&A expenses increased in 2021 compared to 2020, but decreased as a percentage of net sales. SG&A expenses increased primarily due to higher variable selling and distribution expenses from the increase in our net sales, travel increases and other projects. The decrease in SG&A expenses as a percentage of net sales was due to various fixed expenses that did not increase ratably with the significant increase in our net sales in 2021.

SG&A expenses decreased in 2020 compared to 2019, but increased as a percentage of net sales. SG&A expenses decreased due to lower variable selling and distribution expenses from the decline in our net sales, COVID-19 cost reductions for travel, consulting and other projects, savings from the 2019 Restructuring Plan and lower allocated charges related to compliance remediation efforts from Zimmer Biomet’s former Deferred Prosecution Agreement ("DPA"). The increase in SG&A expenses as a percentage of net sales was due to various fixed expenses that did not decline ratably with the significant decline in our net sales from COVID-19.

In 2020, we recognized a goodwill impairment charge of $142.0 million related to our Dental reporting unit. For more information regarding this charge, see Note 11 to our combined financial statements.

Restructuring expense is related to Zimmer Biomet's 2019 Restructuring Plan instituted in the fourth quarter of 2019 with an overall objective of reducing costs to allow investment in higher priority growth opportunities. We recognized expenses of $3.3 million, $9.7 million and $1.8 million in the years ended December 31, 2021, 2020 and 2019, respectively, primarily related to employee termination benefits, contract terminations and retention period compensation and benefits. For more information regarding these expenses, see Note 4 to our combined financial statements.

Acquisition, integration, divestiture and related expenses increased in 2021 due to the increased costs related to the March 1, 2022 distribution. These costs continue into 2022 as the transaction was not complete by December 31, 2021. Acquisition, integration, divestiture and related expenses declined in 2020 compared to 2019 due to integration costs still being incurred in 2019 associated with significant acquisitions related to our spine business in 2016 and 2015.

Other Income (Expense), net, Interest Expense, net, and Income Taxes

Our non-operating other income (expense), net, primarily relates to the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency. Therefore, the income or expense varies from year-to-year based upon the volatility of foreign currency exchange rates.

Our interest expense, net, was related to debt due to parent and was insignificant in the periods presented.

Our effective tax rate (“ETR”) on loss before income taxes was 6.0%, 19.1% and (0.1%) for the years ended December 31, 2021, 2020 and 2019, respectively. In 2021, the reduction in income tax benefit compared to the 21% statutory rate was driven by an increase in valuation allowances against current year net operating losses and foreign tax credits. In 2020, the income tax benefit was driven by reduced uncertain tax positions related to expiration of statutes of limitations, offset by a non-deductible goodwill impairment charge which resulted in a loss before taxes, but had no corresponding tax benefit. In 2019, the provision was primarily driven by certain discrete activities and intercompany restructuring activities.

Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

	Net Sales			Operating Profit			Operating Profit as a Percentage of Net Sales
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(dollars in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Spine	$540.3	$529.1	$607.6	$54.8	$56.2	$67.3	10.1%	10.6%	11.1%
Dental	468.5	367.8	414.0	88.1	39.8	66.3	18.8	10.8	16.0

In 2021, both our segments' net sales grew from 2020 primarily due to increased procedure volumes as a result of fewer COVID-19 restrictions. In 2020, both our segments net sales and operating profit were significantly impacted by COVID-19 causing deferrals of elective surgical procedures. In our spine business, despite lower sales in 2019, our operating profit increased, driven by lower excess and obsolete inventory charges. In our dental business, our operating profit declined in 2019 as we made investments into our commercial organization that we believe will drive future net sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had $100.4 million in cash and cash equivalents. On a standalone basis, we had no direct third-party borrowings as of December 31, 2021 and 2020. We have historically participated in Zimmer Biomet's centralized approach to treasury, including financing and cash management activities. Under this centralized approach, cash management is performed through cash pooling arrangements. Certain of our entities had standalone cash accounts that were not included in the centralized cash pooling arrangement. All cash balances specifically identifiable to us are included in the combined balance sheets and statement of cash flows. Cash flows presented in these combined statements of cash flows may not be indicative of the cash flows we would have recognized had we operated as an independent, publicly traded company for the periods presented.

Sources of Liquidity

Cash flows provided by operating activities were $64.3 million in 2021 compared to $86.0 million and $119.2 million in 2020 and 2019, respectively. We have been able to generate positive operating cash flows despite our reported net losses, because the losses have been driven primarily by significant non-cash expenses such as goodwill impairment, intangible asset amortization and depreciation. Operating cash flows decreased in 2021 from 2020 primarily due to additional SG&A costs, a reduction in our tax benefit and an increase in cash from inventory and receivables. The decline in cash flows from operating activities in 2020 from 2019 was primarily the result of COVID-19 reducing our cash inflows due to lower net sales while we continued to pay many fixed operating costs. Additionally, in 2020 we terminated our accounts receivable purchase arrangements in the U.S. and Japan.

Cash flows used in investing activities were $60.3 million in 2021 compared to $49.5 million and $84.6 million in 2020 and 2019, respectively. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network. In order to preserve cash due to the significant effects COVID-19 had on our business, we prioritized certain investments in 2020 that resulted in lower overall investments. As further discussed in Note 10 to our combined financial statements, we made various acquisitions in 2020 and 2019 that resulted in cash outflows from investing activities.

Cash flows provided by financing activities were $72.3 million in 2021 compared to cash flows used in financing activities of $46.5 million and $43.7 million in 2020 and 2019, respectively. As further discussed in Note 18 to our combined financial statements, the primary use of cash from financing activities was related to transactions with Zimmer Biomet.

Post-Distribution Liquidity and Capital Resources

Subsequent to the distribution, we no longer participate in the centralized treasury management of Zimmer Biomet. Our ability to fund our operations and capital needs depends upon our ability to generate ongoing cash from operations and to access the capital markets. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings and strategic business development transactions.

On February 28, 2022 we borrowed $595.0 million of available term loan borrowings and on March 1, 2022, we repaid $34.0 million of the term loan borrowing. Approximately $540.6 million of the proceeds from such borrowing was transferred to Zimmer Biomet. We will make principal and interest payments on the term loan borrowings quarterly. For additional information regarding our current debt arrangements, including the term loan amortization schedule, see Note 13 to our combined financial statements. We believe that future cash from operations will provide us the opportunity to enter into financing arrangements and access capital markets to provide adequate resources to fund our future cash flow needs, but we cannot assure you that we will be able to enter into such arrangements or transactions on satisfactory terms or at all.

MATERIAL CASH REQUIREMENTS

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations and certain other commitments as of December 31, 2021 (in millions):

Contractual Obligations	Short-Term (Within 12 months)	Long-Term (Beyond 12 months)	Total
Long-term debt(1)	$—	$—	$—
Interest payments(1)	—	—	—
Purchase obligations	12.5	35.0	47.5
Leases	13.9	48.4	62.3
Total	$26.4	$83.4	$109.8
(1)
While there was not a contractual obligation at December 31, 2021 we subsequently borrowed under a term loan with a resulting outstanding balance of $561.0 million that accrues interest at a variable rate. The term loan has an initial five-year term. See Note 13 to our combined financial statements for additional information on our debt arrangements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We believe that the accounting estimates and assumptions described below involve significant subjectivity and judgment, and changes to such estimates or assumptions could have a material impact on our financial condition or operating results.

Excess Inventory and Instruments

We must determine as of each balance sheet date how much, if any, of our inventory may ultimately prove to be unsaleable or unsaleable at our carrying cost. Similarly, we must also determine if instruments on hand will be put to productive use or remain undeployed as a result of excess supply. Accordingly, inventory and instruments are written down to their net realizable value. To determine the appropriate net realizable value, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products and instrument systems and components. The basis for the determination is generally the same for all inventory and instrument items and categories except for work-in-process inventory, which is recorded at cost. Obsolete or discontinued items are generally destroyed and completely written off. Management evaluates the need for changes to the net realizable values of inventory and instruments based on market conditions, competitive offerings and other factors on a regular basis.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining income tax expense.

We estimate income tax expense and income tax liabilities and assets by taxable jurisdiction. Realization of deferred tax assets in each taxable jurisdiction is dependent on our ability to generate future taxable income sufficient to realize the benefits. We evaluate deferred tax assets on an ongoing basis and provide valuation allowances unless we determine it is “more likely than not” that the deferred tax benefit will be realized.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. We are subject to regulatory review or audit in virtually all of those jurisdictions and those reviews and audits may require extended periods of time to resolve. We record our income tax provisions based on our knowledge of all relevant facts and circumstances, including existing tax laws, our experience with previous settlement agreements, the status of current examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters.

We recognize tax liabilities in accordance with the Financial Accounting Standards Board guidance on income taxes, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined.

Commitments and Contingencies

We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of doing business, including litigation related to products, labor and intellectual property. We establish liabilities for loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Accruals for product liability and other claims are established with the assistance of internal and external legal counsel based on current information and historical settlement information for claims, related legal fees and for claims incurred but not reported.

Goodwill and Intangible Assets

We evaluate goodwill for impairment annually, or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. We evaluate the carrying value of finite life intangible assets whenever events or circumstances indicate that the carrying value may not be recoverable. Significant assumptions are required to estimate the fair value of goodwill and intangible assets, most notably estimated future cash flows generated by these assets and risk-adjusted discount rates. As such, these fair value measurements use significant unobservable inputs. Changes to these assumptions could require us to record impairment charges on these assets.

We recognized a goodwill impairment charge of $142.0 million related to the Dental reporting unit in the year ended December 31, 2020.

In our annual impairment test in the fourth quarter of 2021, the Dental reporting unit exceeded its carrying value by more than 20 percent. Fair value of the goodwill was determined using income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Significant assumptions are incorporated into the income approach, such as estimated revenue growth rates, forecasted operating expenses and a risk-adjusted discount rate. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to our reporting unit.

Future impairment in the Dental reporting unit could occur if the estimates used in the income and market approaches change. If our estimates of profitability in the reporting unit decline, the fair value estimate under the income approach will decline. Additionally, changes in the broader economic environment could cause changes to our estimated discount rate and comparable company valuation indicators, which may impact the estimated fair value. Further, changes in foreign currency exchange rates could increase the cost of procuring inventory and services from foreign suppliers, which could reduce reporting unit profitability.

Corporate Allocations

We historically operated as part of Zimmer Biomet and not as a separate, publicly traded company. Accordingly, certain shared costs have been allocated to us and are reflected as expenses in the accompanying combined statements of operations. Management considers the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly traded company for the periods presented. Actual costs that we may have incurred had we been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, R&D, information technology and infrastructure.

ACCOUNTING DEVELOPMENTS

See Note 2 to our combined financial statements for information on how recent accounting pronouncements have affected or may affect our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates, interest rates and commodity prices that could affect our financial condition, results of operations and cash flows.

Foreign Currency Exchange Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Japanese Yen, Chinese Renminbi, Canadian Dollars, and Taiwan Dollars. Zimmer Biomet manages its foreign currency exposure centrally, on a combined basis, which allows it to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign currency exchange rate movements on transactions denominated in foreign currencies, Zimmer Biomet enters into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. These forward contracts are designed to hedge anticipated foreign currency transactions, primarily intercompany sale and purchase transactions, for periods consistent with commitments. Realized and unrealized gains and losses on these contracts that qualify as cash flow hedges are temporarily recorded in accumulated other comprehensive income, then recognized in cost of products sold when the hedged item affects net earnings. We have participated in this hedging program and the combined statements of operations reflects a proportional allocation of the effects of this program. However, since Zimmer Biomet is the legal obligor of these forward contracts, we have not recognized any assets or liabilities on our combined balance sheet, nor in our combined statement of other comprehensive income. Following the distribution, we implemented a foreign currency risk management program on our own behalf.

Commodity Price Risk

We purchase raw material commodities such as cobalt chrome, titanium, tantalum, polymer and sterile packaging. We enter into supply contracts generally with terms of 12 to 24 months, where available, on these commodities to alleviate the effect of market fluctuation in prices. As part of our risk management program, we perform sensitivity analyses related to potential commodity price changes. A 10% price change across all these commodities would not have a material effect on our combined financial position, results of operations or cash flows.

Interest Rate Risk

Our interest expense and related risks as reported in our combined statements of operations are immaterial. Our combined balance sheets and statements of operations do not include an allocation of third-party debt or interest expense from Zimmer Biomet because we were not the legal obligor of the debt and the borrowings were not directly attributable to our business. We incurred indebtedness with a variable interest rate in connection with the distribution, and therefore our exposure to interest rate risk has increased.

Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, derivative instruments and accounts receivable.

We place our cash and cash equivalents with highly rated financial institutions and limit the amount of credit exposure to any one entity. We believe we do not have any significant credit risk on our cash and cash equivalents.

Our concentrations of credit risks with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. Substantially all of our trade receivables are concentrated in the public and private hospital and dental practices in the healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country specific variables. Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

While we are exposed to risks from the broader healthcare industry in Europe and around the world, there is no significant net exposure due to any individual customer. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures, and we believe that reserves for losses are adequate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Spine and Dental Businesses of Zimmer Biomet Holdings, Inc.

Index to Combined Financial Statements

Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)

Combined Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019

Combined Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019

Combined Balance Sheets as of December 31, 2021 and 2020

Combined Statements of Changes in Net Parent Investment for the Years Ended December 31, 2021, 2020 and 2019

Combined Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Notes to Combined Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ZimVie Inc.

Opinion on the Financial Statements

We have audited the accompanying combined balance sheets of the Spine and Dental Businesses of Zimmer Biomet Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related combined statements of operations, comprehensive income (loss), changes in net parent investment, and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the combined financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the combined financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Dental Reporting Unit

As described in Notes 2 and 11 to the combined financial statements, the Company’s goodwill balance was $267.8 million as of December 31, 2021 and was associated with the Dental reporting unit. Management performs an impairment test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. Potential impairment of a reporting unit is identified by comparing the reporting unit’s estimated fair value to its carrying amount. Management estimated the fair value of the Dental reporting unit based on income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from other businesses that are similar to the Dental reporting unit. Significant assumptions are incorporated into the discounted cash flow analysis such as revenue growth rates, forecasted operating expenses, and a risk-adjusted discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Dental reporting unit is a critical audit matter are (i) the significant judgment by management related to the discounted cash flow analysis when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to revenue growth rates, forecasted operating expenses and the risk-adjusted discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the combined financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the discounted cash flow analysis related to the valuation of the Dental reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of management’s fair value approaches; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analysis, and (iv) evaluating the reasonableness of the significant assumptions used by management in the discounted cash flow analysis related to the revenue growth rates, forecasted operating expenses, and the risk-adjusted discount rate. Evaluating management’s assumptions related to revenue growth rates and forecasted operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the past performance of the reporting unit; (ii) the consistency with external data from market and industry sources; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow analysis and the risk-adjusted discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 31, 2022

We have served as the Company's auditor since 2021.

THE SPINE AND DENTAL BUSINESSES OF ZIMMER BIOMET HOLDINGS, INC.

COMBINED STATEMENTS OF OPERATIONS

(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Net Sales
Third party, net	$1,008.8	$896.9	$1,021.6
Related party, net	5.8	15.5	33.9
Total Net Sales	1,014.6	912.4	1,055.5
Cost of products sold, excluding intangible asset amortization	381.6	302.7	309.4
Related party cost of products sold, excluding intangible asset amortization	4.2	10.2	24.5
Intangible asset amortization	86.2	85.5	83.4
Research and development	61.3	49.2	55.6
Selling, general and administrative	554.4	533.5	605.4
Goodwill impairment	—	142.0	—
Restructuring	3.3	9.7	1.8
Acquisition, integration, divestiture and related	24.1	2.2	3.2
Operating expenses	1,115.1	1,135.0	1,083.3
Operating Loss	(100.5)	(222.6)	(27.8)
Other (expense) income, net	(0.5)	1.6	0.2
Interest expense, net	(0.3)	(0.3)	(0.1)
Loss before income taxes	(101.3)	(221.3)	(27.7)
(Benefit) provision for income taxes	(6.0)	(42.3)	0.2
Net Loss	(95.3)	(179.0)	(27.9)
Less: Net earnings attributable to noncontrolling interest	—	0.1	0.1
Net Loss of the Spine and Dental Businesses of Zimmer Biomet Holdings, Inc.	$(95.3)	$(179.1)	$(28.0)

The accompanying notes are an integral part of these combined financial statements.

THE SPINE AND DENTAL BUSINESSES OF ZIMMER BIOMET HOLDINGS, INC.

COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Net Loss	$(95.3)	$(179.0)	$(27.9)
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	(47.3)	44.8	(9.5)
Total Other Comprehensive (Loss) Income	(47.3)	44.8	(9.5)
Comprehensive Loss	(142.6)	(134.2)	(37.4)
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	0.1	0.1
Comprehensive Loss Attributable to the Spine and Dental Businesses of Zimmer Biomet Holdings, Inc.	$(142.6)	$(134.3)	$(37.5)

The accompanying notes are an integral part of these combined financial statements.

THE SPINE AND DENTAL BUSINESSES OF ZIMMER BIOMET HOLDINGS, INC.

COMBINED BALANCE SHEETS

(in millions)

	As of December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$100.4	$27.4
Accounts receivable, less allowance for credit losses	164.2	193.7
Inventories	246.8	283.0
Prepaid expenses and other current assets	25.4	21.9
Total Current Assets	536.8	526.0
Property, plant and equipment, net	180.2	183.4
Goodwill	267.8	273.7
Intangible assets, net	766.2	891.0
Other assets	75.7	75.1
Total Assets	$1,826.7	$1,949.2
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$45.0	$49.7
Income taxes payable	6.3	6.6
Other current liabilities	133.3	152.3
Current portion of debt due to parent	—	17.6
Total Current Liabilities	184.6	226.2
Deferred income taxes, net	129.5	155.2
Lease liability	45.3	52.7
Other long-term liabilities	15.9	19.7
Non-current portion of debt due to parent	—	4.9
Total Liabilities	375.3	458.7
Commitments and Contingencies (Note 2)
Equity:
Net parent company investment	1,494.2	1,486.0
Accumulated other comprehensive (loss) income	(42.8)	4.5
Total equity of the Spine and Dental Businesses of Zimmer Biomet Holdings, Inc.	1,451.4	1,490.5
Total Equity	1,451.4	1,490.5
Total Liabilities and Equity	$1,826.7	$1,949.2

The accompanying notes are an integral part of these combined financial statements.

THE SPINE AND DENTAL BUSINESSES OF ZIMMER BIOMET HOLDINGS, INC.

COMBINED STATEMENTS OF CHANGES IN NET PARENT INVESTMENT

(in millions)

	Net Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance December 31, 2018	$1,764.4	$(30.8)	$0.8	$1,734.4
Net loss	(28.0)	—	0.1	(27.9)
Net transactions with Zimmer Biomet Holdings, Inc.	(28.9)	—	—	(28.9)
Other comprehensive loss	—	(9.5)	—	(9.5)
Balance December 31, 2019	$1,707.5	$(40.3)	$0.9	$1,668.1
Net loss	(179.1)	—	0.1	(179.0)
Adoption of new accounting standard	(1.0)	—	—	(1.0)
Net transactions with Zimmer Biomet Holdings, Inc.	(41.4)			(41.4)
Acquisition of noncontrolling interests	—	—	(1.0)	(1.0)
Other comprehensive income	—	44.8	—	44.8
Balance December 31, 2020	$1,486.0	$4.5	$—	$1,490.5
Net loss	(95.3)	—	—	(95.3)
Net transactions with Zimmer Biomet Holdings, Inc.	103.5	—	—	103.5
Other comprehensive loss	—	(47.3)	—	(47.3)
Balance December 31, 2021	$1,494.2	$(42.8)	$—	$1,451.4

The accompanying notes are an integral part of these combined financial statements.

THE SPINE AND DENTAL BUSINESSES OF ZIMMER BIOMET HOLDINGS, INC.

COMBINED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows provided by (used in) operating activities:
Net loss	$(95.3)	$(179.0)	$(27.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	129.7	134.3	135.1
Goodwill impairment	—	142.0	—
Share-based compensation	7.3	5.9	7.1
Deferred income tax provision	(22.1)	(22.8)	(18.6)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(3.2)	0.9	(4.0)
Receivables	27.2	(1.1)	9.8
Inventories	33.1	(6.1)	(0.5)
Accounts payable and accrued liabilities	(6.6)	(3.0)	(0.5)
Other assets and liabilities	(5.8)	14.9	18.7
Net cash provided by operating activities	64.3	86.0	119.2
Cash flows used in investing activities:
Additions to instruments	(28.2)	(32.7)	(44.3)
Additions to other property, plant and equipment	(28.4)	(5.6)	(8.7)
Business combination investments, net of acquired cash	—	(8.4)	(27.6)
Other investing activities	(3.7)	(2.8)	(4.0)
Net cash used in investing activities	(60.3)	(49.5)	(84.6)
Cash flows provided by (used in) financing activities:
Net transactions with Zimmer Biomet	90.0	(43.8)	(41.4)
Net cash flows from unremitted collections from factoring programs	—	(1.6)	(2.3)
Repayments of debt due to parent	(16.9)	(0.7)	—
Other financing activities	(0.8)	(0.4)	—
Net cash provided by (used in) financing activities	72.3	(46.5)	(43.7)
Effect of exchange rates on cash and cash equivalents	(3.3)	0.4	(0.2)
Increase (decrease) in cash and cash equivalents	73.0	(9.6)	(9.3)
Cash and cash equivalents, beginning of year	27.4	37.0	46.3
Cash and cash equivalents, end of period	$100.4	$27.4	$37.0

Non-cash settlement of debt due to parent	$4.9	—	—

The accompanying notes are an integral part of these combined financial statements.

THE SPINE AND DENTAL BUSINESSES OF ZIMMER BIOMET HOLDINGS, INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

1. Background, Nature of Business and Basis of Presentation

Background

On February 5, 2021, Zimmer Biomet Holdings Inc. (“Zimmer Biomet” or the “Parent”) announced its intention to spin off its spine and dental businesses from its core orthopedic businesses. Zimmer Biomet effected the separation through a pro rata distribution of 80.3% of the outstanding shares of common stock of a new entity, ZimVie Inc. (“ZimVie”). References to “ZimVie”, the “Company,” “we,” “us” and “our” and other similar terms throughout the combined financial statements refer to the spine and dental businesses of Zimmer Biomet. Following the distribution on March 1, 2022, Zimmer Biomet stockholders owned 80.3% of the outstanding shares of ZimVie common stock, Zimmer Biomet retained 19.7% of the outstanding shares of ZimVie common stock, and ZimVie became a separate public company. The separation provided Zimmer Biomet stockholders with equity ownership in both Zimmer Biomet and ZimVie. The separation is intended to qualify as generally tax-free to Zimmer Biomet stockholders for United States ("U.S.") federal income tax purposes, except for any cash received by stockholders in lieu of fractional shares. References in this Annual Report on Form 10-K to “our audited historical combined financial statements,” “our combined financial statements” and similar expressions refer to the combined financial statements of the Spine and Dental Businesses of Zimmer Biomet Holdings, Inc., due to the fact that as of and during the periods presented in the financial statements, ZimVie was still a wholly-owned subsidiary of, and operated under those businesses of, Zimmer Biomet.

Nature of Business

Our operations are principally managed on a products basis and include two operating segments, 1) the spine products segment, and 2) the dental products segment.

In the spine products market, our core services include designing, manufacturing and distributing medical devices and surgical instruments to deliver comprehensive solutions for individuals with back or neck pain caused by degenerative conditions, deformities or traumatic injury of the spine. We also provide devices that promote bone healing. Other differentiated products in our spine portfolio include Mobi-C® Cervical Disc and The Tether™.

In the dental products market, our core services include designing, manufacturing and distributing dental implant solutions. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental prosthetic products are aimed at providing a more natural restoration to resemble the original teeth and dental regenerative products are for soft tissue and bone rehabilitation. Our key products include the T3® Implant, Tapered Screw-Vent Implant System, Trabecular Metal™ Dental Implant, BellaTek Encode Impression System and Puros Allograft Particulate.

Basis of Presentation

We have historically existed and functioned as part of the consolidated business of Zimmer Biomet. The accompanying combined financial statements are prepared on a standalone basis and are derived from Zimmer Biomet’s consolidated financial statements and accounting records.

The carve-out financial statements and accounting records present the combined balance sheets as of December 31, 2021 and 2020 and the combined statements of operations, combined statements of comprehensive income (loss), combined statements of changes in net parent investment ("NPI") and combined statements of cash flows for the years ended December 31, 2021, 2020, and 2019.

The combined financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

The combined statements of operations include all revenues and costs directly attributable to our business, including costs for facilities, functions and services we utilize. The combined statements of operations also include an allocation of expenses related to certain Zimmer Biomet commercial and corporate functions, including distribution, quality, regulatory, information technology, finance, executive, human resources and legal. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, as applicable. Management considers the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expense that would have been incurred had we operated as an independent, publicly traded company for the periods presented. Actual costs that we may have incurred had we been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development ("R&D"), information technology and infrastructure.

The income tax amounts in the combined financial statements have been calculated on a separate return method and presented as if our operations were separate taxpayers in the respective jurisdictions.

Following the distribution, certain functions that Zimmer Biomet provided to us prior to the distribution either continue to be provided to us by Zimmer Biomet under a transition services agreement or are being performed using our own resources or third-party service providers. Additionally, under manufacturing and supply agreements, we manufacture certain products for Zimmer Biomet and Zimmer Biomet manufactures certain products for us. We have incurred, and expect to continue to incur, certain costs to establish ourselves as a standalone public company, as well as ongoing additional costs associated with operating as an independent, publicly traded company.

The combined balance sheets include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to us, including certain assets that were historically held at the corporate level in Zimmer Biomet. All intercompany accounts and transactions within ZimVie have been eliminated. All transactions between us and Zimmer Biomet previously resulting in intercompany balances are considered to be effectively settled in the combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in the combined statement of cash flows as a financing activity and in the combined balance sheets as net parent company investment. See Part III, Item 13. "Certain Relationships and Related Transactions and Director Independence" for additional information on related party transactions with Zimmer Biomet.

Zimmer Biomet maintains various employee benefits plans in which our employees participated, and a portion of the costs associated with these plans has been included in ZimVie's combined financial statements. The combined balance sheets do not include assets and liabilities relating to these plans because the Parent is the plan sponsor.

Our equity balance in these combined financial statements represents the excess of total assets over liabilities including the due to/from balances between us and Zimmer Biomet (NPI) and accumulated other comprehensive income (loss) (“AOCI”). NPI is primarily impacted by contributions from Zimmer Biomet which are the result of treasury activities and net funding provided by or distributed to Zimmer Biomet. Our AOCI as of January 1, 2019 is based on the currency translation historically recorded on our specific assets and liabilities. Foreign currency translation recorded during the years ended December 31, 2021, 2020 and 2019 is based on currency movements specific to our combined financial statements.

Zimmer Biomet utilized a central approach to treasury management and we historically participated in related cash pooling arrangements. Our cash and cash equivalents on the combined balance sheets represent cash balances from standalone entities that did not participate in such arrangements. We had no third-party borrowings in any period presented. All borrowings by us due to Zimmer Biomet attributable to our business are recorded as “debt due to parent” in the combined balance sheets and classified as current or non-current based on loan maturity dates. Zimmer Biomet’s third-party debt and related interest expense have not been attributed to us because we are not the legal obligor of the debt and the borrowings are not specifically identifiable to us. However, in connection with the distribution, we incurred indebtedness that will result in additional interest expense in future periods. See Note 13 for a description of our indebtedness.

2. Significant Accounting Policies

Use of Estimates - The combined financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including allocations from Zimmer Biomet. We have made our best estimates, as appropriate under GAAP, in the recognition of our assets and liabilities. These estimates have considered the impact the COVID-19 pandemic may have on our financial position, results of operations and cash flows. Such estimates included, but were not limited to, determining the allocations of costs and expenses from Zimmer Biomet, variable consideration to our customers, our allowance for doubtful accounts for expected credit losses, the net realizable value of our inventory, the fair value of our goodwill and the recoverability of other long-lived assets. The estimates and associated assumptions are based on historical experience, complex judgements and various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates.

Foreign Currency Translation - The financial statements of our foreign subsidiaries are translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in AOCI in equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we remeasure the transaction into the functional currency and recognize any transactional gains or losses in earnings. Foreign currency remeasurement gains recognized in our combined statements of operations in other income (expense), net were $0.5 million, $1.6 million and $0.2 million in the years ended December 31, 2021, 2020 and 2019, respectively.

Shipping and Handling - Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative (“SG&A”) expenses and were $42.0 million, $37.0 million and $38.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Research and Development - We expense all R&D costs as incurred except when there is an alternative future use for the R&D. R&D costs include salaries, prototypes, depreciation of equipment used in R&D, consultant fees and service fees paid to collaborative partners.

Commitments and Contingencies - We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $5.9 million and $5.7 million as of December 31, 2021 and 2020, respectively. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

Subject to certain exceptions specified in the separation agreement by and between us and Zimmer Biomet, we assumed the liability for, and control of, all pending and threatened legal matters related to our business, including liabilities for any claims or legal proceedings related to products that had been part of our business, but were discontinued prior to the distribution, as well as assumed or retained liabilities, and will indemnify Zimmer Biomet for any liability arising out of or resulting from such assumed legal matters.

Restructuring - A restructuring is defined as a program that is planned and controlled by management, and materially changes either the scope of a business undertaken by an entity, or the manner in which that business is conducted. Restructuring charges include (i) employee termination benefits, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities.

In December 2019, the Board of Directors of Zimmer Biomet approved, and Zimmer Biomet initiated, a global restructuring program (the "2019 Restructuring Plan") with an objective of reducing costs to allow for further investment in higher priority growth opportunities. Restructuring charges for the years ended December 31, 2021, 2020 and 2019 for ZimVie were primarily attributable to this program.

Acquisition, integration, divestiture and related - We use the financial statement line item, “Acquisition, integration, divestiture and related” to recognize expenses resulting from the consummation of business mergers and acquisitions and the related integration of those businesses, and expenses related to divestitures and related expenses including becoming a standalone entity. The expenses recognized in 2020 and 2019 primarily related to integration-related consulting, distributor terminations, severance and retention period compensation and benefits to employees that were terminated. The 2021 expenses were primarily related to the distribution that was completed on March 1, 2022.

We have also incurred other various, less significant costs on projects that are similar to integration and restructurings focusing on reducing costs that have been recognized in this financial statement line item.

Changes in estimates of contingent payments are also included in acquisition, integration, divestiture and related expenses. Contingent payments related to acquisitions consist of sales-based payments and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases as revenue estimates increase. See Note 10 for additional information regarding contingent payments related to acquisitions.

Cash and Cash Equivalents - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value. The cash presented on the balance sheet represents cash that was not subject to the Zimmer Biomet centralized cash management process. During the fourth quarter of 2021, Zimmer Biomet transitioned the ownership structure of all notional accounts to us resulting in additional cash balances.

Accounts Receivable - Accounts receivable consists of trade and other miscellaneous receivables. We grant credit to customers in the normal course of business and maintain an allowance for expected credit losses. We determine the allowance for credit losses by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information. We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible.

Zimmer Biomet has receivables purchase arrangements with unrelated third parties to transfer portions of our trade accounts receivable balance. Our spine business historically participated in these arrangements. The purchase arrangements in the U.S. and Japan were terminated during the year ended December 31, 2020, but the arrangements continued in Europe in 2021. Funds received from the transfers were recorded as an increase to cash and a reduction to accounts receivable outstanding in our combined balance sheets. The cash flows attributable to the sale of receivables to third parties were reported in cash flows from operating activities in our combined statements of cash flows. Net expenses resulting from the sales of receivables were recognized in SG&A expense. Net expenses included any resulting gains or losses from the sales of receivables, credit insurance and factoring fees. Under the previous arrangements in the U.S. and Japan, any collections that we made that were unremitted to the third parties were recognized on our combined balance sheets under other current liabilities and in our combined statements of cash flows in financing activities. In Europe, we have no continuing involvement with the factored receivable.

Inventories - Inventories are stated at the lower of cost and net realizable value, with cost determined on a first-in first-out basis or on an average cost basis, depending on the jurisdiction.

Property, Plant and Equipment - Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of ten to forty years for buildings and improvements and three to eight years for machinery and equipment. Maintenance and repairs are expensed as incurred. We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.

Software Costs - We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs generally include external direct costs of materials and services utilized in developing or obtaining computer software and compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line or weighted average estimated user basis when the software is ready for its intended use over the estimated useful lives of the software, which approximate three to fifteen years.

For cloud computing arrangements that are considered a service contract, our capitalization of implementation costs is aligned with the internal use software requirements. However, on our combined balance sheet these implementation costs are recognized in other non-current assets. On our combined statements of cash flows, these implementation costs are recognized in operating cash flows. The implementation costs are recognized on a straight-line basis over the expected term of the related service contract.

Instruments - Instruments are hand-held devices used by surgeons during surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment. Undeployed instruments are carried at cost or realizable value. Instruments that have been deployed to be used in surgeries are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an instrument may not be recoverable. Depreciation of instruments is recognized in SG&A expense.

Goodwill - Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. Potential impairment of a reporting unit is identified by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets, and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the fair value of the reporting unit and the fair value of goodwill are determined based upon a discounted cash flow analysis and/or use of a market approach by looking at market values of comparable companies. Significant assumptions are incorporated into our discounted cash flow analysis such as estimated revenue growth rates, forecasted operating expenses and a risk-adjusted discount rate. Factors that could result in cash flows being lower than our current estimates include: 1) additional recurrence of the COVID-19 virus, including variants, causes hospitals to defer elective surgical procedures, 2) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 3) our inability to achieve the estimated operating margins in our forecasts from our restructuring programs, cost saving initiatives, and other unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rate and comparable company valuation indicators, which may impact our estimated fair value. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded in the amount that the carrying value of the business unit exceeds the fair value. See Note 11 for more information regarding goodwill.

Intangible Assets - Intangible assets are initially measured at their fair value. We have determined the fair value of our intangible assets either by the fair value of the consideration exchanged for the intangible asset or the estimated after-tax discounted cash flows expected to be generated from the intangible asset. Intangible assets with a finite life, including technology, certain trademarks and trade names, customer-related intangibles, intellectual property rights and patents and licenses, are amortized on a straight-line basis over their estimated useful life or contractual life, which may range from less than one year to twenty years. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

In determining the useful lives of intangible assets, we consider the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, changes in surgical techniques, market influences and other economic factors. For technology-based intangible assets, we consider the expected life cycles of products, absent unforeseen technological advances, which incorporate the corresponding technology. Trademarks and trade names that are related to products expected to be phased out are assigned lives consistent with the period in which the products bearing each brand are expected to be sold. For customer relationship intangible assets, we assign useful lives based upon historical levels of customer attrition. Intellectual property rights are assigned useful lives that approximate the contractual life of any related patent or the period for which we maintain exclusivity over the intellectual property.

Revenue Recognition - We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. This happens when we transfer control of our products to the customer, which generally occurs upon implantation or when title passes upon shipment. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our product. Taxes collected from customers and remitted to governmental authorities are excluded from revenues.

We sell products through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. In direct channel accounts and with some healthcare dealers, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment, as we retain the ability to control the inventory. Upon implantation, we issue an invoice and revenue is recognized. Our spine sales are predominantly recognized under the consignment revenue model. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Payment terms vary by customer but are typically less than 90 days.

With sales to stocking distributors, some healthcare dealers and hospitals, dental practices and dental laboratories, revenue is generally recognized when control of our product passes to the customer, which is typically upon shipment of the product. Our dental business predominantly recognizes revenue related to product sales at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment, or delivery depending on the terms of the underlying contracts. These customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales. It is our accounting policy to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. We have contracts with these customers or orders may be placed from available price lists. Payment terms vary by customer but are typically less than 90 days.

We offer standard warranties to our customers that our products are not defective. These standard warranties are not considered separate performance obligations. In limited circumstances, we offer extended warranties that are separate performance obligations. We have very few contracts that have multiple performance obligations. Since we do not have significant multiple element arrangements and essentially all of our sales are recognized upon implantation of a product or when title passes, very little judgment is required to allocate the transaction price of a contract or determine when control has passed to a customer. Our costs to obtain contracts consist primarily of sales commissions to employees or third-party agents that are earned when control of our product passes to the customer. Therefore, sales commissions are expensed as part of SG&A expenses at the same time revenue is recognized. Accordingly, we do not have significant contract assets, liabilities or future performance obligations.

We offer volume-based discounts, rebates, prompt pay discounts, right of return and other various incentives that we account for under the variable consideration model. If sales incentives may be earned by a customer for purchasing a specified amount of our product, we estimate whether such incentives will be achieved and recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. We primarily use the expected value method to estimate incentives. Under the expected value method, we consider the historical experience of similar programs, as well as review sales trends on a customer-by-customer basis, to estimate what levels of incentives will be earned. Occasionally, products are returned and, accordingly, we maintain an estimated refund liability based upon the expected value method that is recorded as a reduction in revenue.

Leases - We lease most of our manufacturing facilities, various office space, vehicles and other less significant assets throughout the world. Our contracts contain a lease if they convey a right to control the use of an identified asset, either explicitly or implicitly, in exchange for consideration. As allowed by GAAP, we have elected not to recognize a right-of-use asset nor a lease liability for leases with an initial term of twelve months or less. Additionally, we have elected not to separate non-lease components from the leased components in the valuation of our right-of-use asset and lease liability for all asset classes. Our lease contracts are a necessary part of our business, but we do not believe they are significant to our overall operations. We do not have any significant finance leases. Additionally, we do not have significant leases: where we are considered a lessor; where we sublease our assets; with an initial term of twelve months or less; with related parties; with residual value guarantees; that impose restrictions or covenants on us; or that have not yet commenced, but create significant rights and obligations against us.

Our real estate leases generally have terms of between five to ten years and contain lease extension options that can vary from month-to-month extensions to up to five-year extensions. We include extension options in our lease term if we are reasonably certain to exercise that option. In determining whether an extension is reasonably certain, we consider the uniqueness of the property for our needs, the availability of similar properties, whether the extension period payments remain the same or may change due to market rates or fixed price increases in the contract, and other economic factors. Our vehicle leases generally have terms of between three to five years and contain lease extension options on a month-to-month basis. Our vehicle leases are generally not reasonably certain to be extended.

Under GAAP, we are required to discount our lease liabilities to present value using the rate implicit in the lease, or our incremental borrowing rate for a similar term as the lease term if the implicit rate is not readily available. We generally do not have adequate information to know the implicit rate in a lease and therefore use our incremental borrowing rate. Under GAAP, the incremental borrowing rate must be on a collateralized basis. As our current term loan is secured we are able to use our debt interest rate for the implicit rate on our leases.

Income Taxes - Prior to the distribution, we were included in the consolidated U.S. federal, foreign, and certain state income tax returns of Zimmer Biomet, where applicable. The tax provision and current and deferred tax balances have been prepared on a separate-return basis as if we were a separate filer.

Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the new tax rate is enacted.

As a result of applying the separate filer approach, actual tax transactions included in the consolidated financial statements of Zimmer Biomet may not be included in our combined financial statements. Similarly, the tax treatment of certain items reflected in the combined financial statements may not be reflected in the consolidated financial statements and tax returns of Zimmer Biomet. Therefore, portions of items such as net operating losses (“NOLs”), credit carryforwards, other deferred taxes and valuation allowances may exist in the combined financial statements that may or may not exist in Zimmer Biomet’s consolidated financial statements and vice versa. In addition, although deferred tax assets have been recognized for NOLs and tax credits in accordance with the separate return method, certain NOLs and credits did not carry over with ZimVie in connection with the distribution. The income taxes as presented in the combined financial statements may not be indicative of the income taxes that we will incur in the future. Any differences between actual amounts paid or received by ZimVie have been reflected in net parent company investment.

We reduce our deferred tax assets by a valuation allowance if it is more likely than not that we will not realize some portion or all of the deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes.

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Our income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Because income tax adjustments in certain jurisdictions can be significant, we record accruals representing management’s best estimate of the probable resolution of these matters. To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated probable outcome. We record Global Intangible Low-Taxed Income (“GILTI”) tax as a period cost. We report tax-related interest and penalties as a component of income tax expense.

Derivative Financial Instruments - Zimmer Biomet is exposed to certain market risks relating to its ongoing business operations, including foreign currency exchange rate risk, commodity price risk, interest rate risk and credit risk. Zimmer Biomet uses derivative instruments to manage its interest rate risk and foreign currency exchange rate risk. We participated in Zimmer Biomet’s cash flow hedging program intended to minimize the effects of foreign currency exchange rate movements on cash flows. Our revenues are generated in various currencies throughout the world. However, a significant amount of our inventory is produced in U.S. Dollars. Therefore, movements in foreign currency exchange rates may have different proportional effects on our revenues compared to our cost of products sold. To minimize the effects of foreign currency exchange rate movements, Zimmer Biomet hedges intercompany sales of inventory expected to occur within the next 30 months with foreign currency exchange forward contracts. Zimmer Biomet centralizes its foreign currency exchange rate exposures across its businesses and enters into the forward contracts at the Parent. Due to this centralization and the Parent being the legal obligor of the foreign currency exchange forward contracts, no amounts have been recorded by us on the combined balance sheet. The combined statements of operations include the impact of Zimmer Biomet’s cash flow hedges that are deemed to be associated with our operations and have been allocated utilizing a proportional allocation method based on costs of goods sold. The amounts allocated to us recognized in cost of products sold, excluding intangible asset amortization, were zero in the year ended December 31, 2021 and gains of $2.0 million and $1.7 million in the years ended December 31, 2020 and 2019, respectively.

Accumulated Other Comprehensive Income (Loss) - AOCI refers to gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to equity. Our AOCI is comprised of foreign currency translation adjustments. There are no reclassifications from AOCI to net earnings for the periods presented herein. Further, there are no tax effects related to AOCI for the periods presented.

Noncontrolling Interest - We had an investment in a company in which we had a controlling financial interest, but not 100% of the equity. In the year ended December 31, 2020, we acquired the remaining equity from the minority shareholder. The acquisition of the remaining equity interest was recognized as an equity transaction. Further information related to the noncontrolling interest of this investment has not been provided as it is not significant to our combined financial statements.

Net Parent Company Investment - NPI in the combined balance sheets represents Zimmer Biomet’s historical investment in ZimVie, the accumulated net earnings after taxes and the net effect of the transactions with and allocations from Zimmer Biomet.

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). The new guidance describes the current expected credit loss (“CECL”) model, which requires an estimate of expected impairment on financial instruments over the lifetime of the assets at each reporting date. Financial instruments in scope of the guidance include financial assets measured at amortized cost. Previous accounting guidance required recognition of impairment when it was probable the loss has been incurred. Under the CECL model, lifetime expected credit losses are measured and recognized at each reporting date based on historical experience, current conditions and forecasted information. We adopted this standard as of January 1, 2020. Adoption of this standard required the modified retrospective transition method, which resulted in a cumulative-effect adjustment to NPI of $1.0 million. The adoption primarily impacted our trade receivables. Our concentrations of credit risks are limited due to the large number of customers and their dispersion across a number of geographic areas. Substantially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets. Our historical credit losses have not been significant due to this dispersion and the financial stability of our customers. We consider credit losses immaterial to our business and, therefore, have not provided all the disclosures otherwise required by the standard.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Our policy for capitalizing implementation costs in a hosting arrangement was already aligned with the new guidance. ASU 2018-15 also provides guidance on how these implementation costs are to be recorded in the statement of operations, balance sheet and statement of cash flows. We adopted this standard on a prospective basis as of January 1, 2020. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill, among other things. We adopted this standard on a prospective basis as of January 1, 2021. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In July 2021, the FASB issued ASU 2021-05 Lessors – Certain Leases with Variable Lease Payments which is an amendment to Accounting Standards Codification Topic 842 – Leases (“ASC 842”). Under the current ASC 842 guidance, variable payments are excluded from the measurement of the initial net investment in the lease if the payments do not depend on an index or a rate. For sales-type or direct financing leases, this could result in the recognition of a day-one loss for leases with entire or partial variable payments. ASU 2021-05 requires lessors to classify leases with entire or partial variable payments as operating leases if otherwise a day-one loss would be recognized. The ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those years. Early adoption of this ASU is permitted. The ASU can either be applied retrospectively to leases that were commenced or modified on or after the adoption of ASC 842 or applied prospectively to leases that commence or are modified after the adoption of ASU 2021-05. We have not entered into leases that are comprised entirely of variable lease payments and therefore the adoption of this ASU will not have an impact on our financial statements.

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

Subsequent Event - These combined financial statements were derived from the financial statements of Zimmer Biomet, which issued its annual financial statements for the fiscal year ended December 31, 2021 on February 25, 2022. Accordingly, the Company has evaluated transactions for consideration as recognized subsequent events in these financial statements through the date of February 25, 2022. Additionally, the Company has evaluated transactions that occurred through March 31, 2022, the date these financial statements were available for issuance, for the purposes of unrecognized subsequent events.

3. Revenue Recognition

We analyze sales by two product categories, spine and dental. We have also recognized related party sales in the combined financial statements on orthopedic products that remain with Zimmer Biomet following the distribution. We will continue selling Zimmer Biomet these products under a manufacturing services agreement for a period of time after the distribution.

Net sales by product category are as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Spine	$540.3	$529.1	$607.6
Dental	468.5	367.8	414.0
Related Party	5.8	15.5	33.9
Total	$1,014.6	$912.4	$1,055.5

4. Restructuring

In December 2019, Zimmer Biomet’s Board of Directors approved, and initiated, the 2019 Restructuring Plan with an objective of reducing costs to allow further investment in higher priority growth opportunities. The restructuring charges incurred in the years ended December 31, 2021 and 2020 primarily related to employee termination benefits, contract terminations and retention period compensation and benefits. The restructuring charges incurred in the year ended December 31, 2019 primarily related to employee termination benefits and retention period compensation and benefits. The following table summarizes the liabilities directly attributable to us that were recognized under the 2019 Restructuring Plan (in millions):

	Employee Termination Benefits	Other	Total
Balance, December 31, 2019	$0.9	$—	$0.9
Additions	5.7	4.0	9.7
Cash payments	(4.6)	(4.0)	(8.6)
Balance, December 31, 2020	2.0	—	2.0
Additions	0.1	3.1	3.2
Cash payments	(1.0)	(2.0)	(3.0)
Balance, December 31, 2021	$1.1	$1.1	$2.2

We do not include restructuring charges in the operating profit of our reportable segments.

5. Share-Based Compensation

Zimmer Biomet has share-based compensation plans under which it grants stock options and restricted stock units. In our combined statements of operations, we have specifically identified employees that were associated with our historical operations that were expected to be transferred in the distribution and calculated expense based upon the awards received under the Zimmer Biomet plans. Additionally, expense related to corporate or shared employees has been allocated to us on a proportional cost allocation method, primarily based on revenue. As the share-based compensation plans are Zimmer Biomet’s plans, the amounts have been recognized through NPI on the combined balance sheets. Share-based compensation expense for specifically identified employees that were associated with our historical operations was as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Total expense, pre-tax	$7.3	$5.9	$7.1
Tax benefit related to awards	1.5	1.3	2.1
Total expense, net of tax	$5.8	$4.6	$5.0

The amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs we would have incurred as an independent company for the periods presented.

6. Inventories

Inventories consisted of the following (in millions):

	As of December 31,
	2021	2020
Finished goods	$199.6	$247.8
Work in progress	26.6	24.2
Raw materials	20.6	11.0
Inventories	$246.8	$283.0

Amounts charged to the combined statements of operations for excess and obsolete inventory, including certain product lines we intend to discontinue, in the years ended December 31, 2021, 2020 and 2019 were $37.5 million, $30.8 million and $30.6 million, respectively. Additionally, during 2021, we completed a brand rationalization resulting in expense of $40.3 million.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	As of December 31,
	2021	2020
Land	$7.2	$7.2
Building and equipment	226.4	224.3
Capitalized software costs	41.9	30.1
Instruments	315.1	324.3
Construction in progress	7.7	3.5
Property, plant and equipment, gross	598.3	589.4
Accumulated depreciation	(418.1)	(406.0)
Property, plant and equipment, net	$180.2	$183.4

Depreciation expense was $43.5 million, $48.8 million and $51.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We had $1.3 million, $2.4 million and $4.2 million of property, plant and equipment included in accounts payable as of December 31, 2021, 2020 and 2019, respectively.

8. Transfers of Financial Assets

Zimmer Biomet had receivables purchase arrangements with unrelated third parties to liquidate portions of its trade accounts receivable balance, including receivables related to our spine business. The receivables related to products sold to customers and were short-term in nature. The factorings were treated as sales of the accounts receivable. Proceeds from the transfers reflect either the face value of the accounts receivable or the face value less factoring fees.

The programs were executed on a revolving basis with a maximum funding limit for Zimmer Biomet of $450 million combined before termination. The Parent acted as the collection agent on behalf of the third-party but had no significant retained interests or servicing liabilities related to the accounts receivable sold. The Parent terminated the programs in the U.S. and Japan in the fourth quarter of 2020. As of December 31, 2020, all factored receivables related to our spine business had been collected and remitted in conjunction with the termination of those programs in 2020. As such, there was no activity related to these programs in the year ended December 31, 2021.

In Europe, the Parent sold to a third party and there was no continuing involvement or significant risk with the factored accounts receivable.

Funds received from the transfers are recorded as an increase to cash and a reduction of accounts receivable outstanding in the combined balance sheets. We report the cash flows attributable to the sale of the receivables to third parties in cash flows from operating activities in our combined statements of cash flows. Net expenses resulting from the sales of receivables are recognized in SG&A expense. Net expenses included any resulting gains or losses from the sales of receivables, credit insurance and factoring fees.

For the years ended December 31, 2020 and 2019, receivables related to our spine business were sold having an aggregate face value of $53.8 million and $126.4 million to third parties in exchange for cash proceeds of $53.7 million and $126.3 million, respectively. Expenses recognized on these sales during the years ended December 31, 2021, 2020 and 2019 were not significant. For the years ended December 31, 2020 and 2019 under the U.S. and Japan programs, receivables related to our spine business of $50.1 million and $107.8 million, respectively, were collected from our customers and these amounts were remitted to the third party, and we effectively repurchased $7.0 million and $18.6 million, respectively, of our previously sold accounts receivable due to the programs’ revolving nature. We had no unremitted amounts at December 31, 2021 and 2020. The initial collection of cash from customers and its remittance to the third party is reflected in net cash provided by (used in) financing activities in our combined statements of cash flows.

There were no outstanding receivables derecognized at December 31, 2021 and 2020 due to the termination of those arrangements in 2020.

9. Fair Value Measurements of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of December 31, 2021
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Contingent payments related to acquisitions	$10.2	$—	$—	$10.2
Total Liabilities	$10.2	$—	$—	$10.2

	As of December 31, 2020
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Contingent payments related to acquisitions	$10.0	$—	$—	$10.0
Total Liabilities	$10.0	$—	$—	$10.0

Contingent payments related to acquisitions consist of sales-based payments, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase. See Note 10 for additional information regarding contingent payments related to acquisitions.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2019	$1.5
New contingent payments related to the 3DIEMME acquisition	8.3
Foreign currency impact	0.2
Balance December 31, 2020	$10.0
Change in estimate	1.5
Settlements	(0.7)
Foreign currency impact	(0.6)
Balance December 31, 2021	$10.2

10. Acquisitions

In the fourth quarter of 2020, we acquired all of the issued and outstanding shares of 3DIEMME S.r.l. (“3DIEMME”), a dental treatment planning and dental computer aided-design/computer aided-manufacturing design software provider based in Italy.

The 3DIEMME acquisition was completed primarily to expand treatment planning and design software offerings in our digital dentistry portfolio. In the fourth quarter of 2019, we acquired all of the issued and outstanding shares of Implant Concierge, LLC (“Implant

Concierge”), a dental company that provides virtual implant planning, surgical guide design services and manufactures and sells surgical guides. The Implant Concierge acquisition was completed primarily to expand our offerings in our guided surgery and digital dentistry portfolio. In the third quarter of 2019, we acquired all of the issued and outstanding shares of Hakuho Company, Ltd. (“Hakuho”), a dental distributor primarily distributing Zimmer Biomet products based in Japan. The Hakuho acquisition was completed primarily to transition the distributor to a direct selling model in Japan.

The total cash consideration paid for these acquisitions was $48.5 million. Additionally, we assigned fair values of $9.8 million at the acquisition dates for potential payments that are contingent on future product sales. The estimated fair value of the aggregate contingent payment liabilities was calculated based on the probability of achieving the specified sales growth and discounting to present value the estimated payments.

We recognized goodwill of $25.4 million combined for these acquisitions. The goodwill related to the acquisitions represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the acquisitions is generated from the operational synergies and cross-selling opportunities we expect to achieve from the technologies acquired. None of the goodwill related to these acquisitions is deductible for tax purposes.

We have not included pro forma information and certain other information under GAAP for these acquisitions because they did not have a material impact on our financial position or results of operations individually or in the aggregate.

11. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by historical reportable segment (in millions):

	Spine less Asia Pacific	Dental	Total
Balance at December 31, 2019
Goodwill, Gross	$1,089.4	$398.9	$1,488.3
Accumulated impairment losses	(1,089.4)	—	(1,089.4)
Goodwill, Net	—	398.9	398.9
Acquisitions	—	12.8	12.8
Currency translation	—	4.0	4.0
Impairment	—	(142.0)	(142.0)
Balance at December 31, 2020
Goodwill, Gross	1,089.4	415.7	1,505.1
Accumulated impairment losses	(1,089.4)	(142.0)	(1,231.4)
Goodwill, Net	—	273.7	273.7
Acquisitions	—	—	—
Currency translation	—	(5.9)	(5.9)
Impairment	—	—	—
Balance at December 31, 2021
Goodwill, Gross	1,089.4	409.80	1,499.2
Accumulated impairment losses	(1,089.4)	(142.0)	(1,231.4)
Goodwill, Net	$—	$267.8	$267.8

As discussed further in Note 10, we purchased 3DIEMME in 2020 and Implant Concierge and Hakuho in 2019, resulting in additional goodwill.

In connection with the annual goodwill impairment test in the fourth quarter of 2021, we estimated the fair value of our Dental reporting unit, our only reporting unit with goodwill remaining, using the income and market approaches. In the annual 2021 test, our reporting unit exceeded its carrying value by more than 20%.

The impairment charge of $142.0 million in our Dental reporting unit in 2020 was primarily driven by the COVID-19 pandemic. Changes in the market caused an increase to the risk-adjusted discount rate utilized to discount our future estimated cash flows to present value, and we expected that the deferral of elective dental procedures would have an adverse effect on our cash flows. We estimated the cash flows from our Dental reporting unit might recover more slowly because many dental procedures are not covered by insurance. Therefore, we estimated that economic uncertainty would likely result in patients deferring dental procedures for a longer period of time than procedures involving our other products.

We estimated the fair value of the Dental reporting unit based on income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly-traded companies that are similar to our reporting unit and considers differences between our reporting unit and the comparable companies.

In estimating the future cash flows of the Dental reporting unit, we utilized a combination of market and company-specific inputs that a market participant would use in assessing the fair value of its reporting units. The primary market input was revenue growth rate. These rates were based upon historical trends and estimated future growth drivers such as an aging global population, innovative new product offerings and increased demand for cosmetic dentistry procedures. The impact of declining revenues from the COVID-19 pandemic was included in the future cash flows. Significant company-specific inputs included assumptions regarding how the reporting unit could leverage operating expenses as revenue grows and the impact any of our differentiated products or new products will have on revenues. Under the guideline public company methodology, we took into consideration specific risk differences between our reporting unit and the comparable companies, such as recent financial performance, size risks and product portfolios, among other considerations.

We will continue to monitor the fair value of our reporting unit in our interim and annual reporting periods. If our estimated cash flows decrease, we may have to record further impairment charges in the future.

The components of identifiable intangible assets were as follows (in millions):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2020:
Intangible assets subject to amortization:
Gross carrying amount	$909.9	$149.9	$395.0	$55.2	$1,510.0
Accumulated amortization	(373.8)	(49.2)	(150.0)	(46.0)	(619.0)
Total identifiable intangible assets	$536.1	$100.7	$245.0	$9.2	$891.0
As of December 31, 2021:
Intangible assets subject to amortization:
Gross carrying amount	$873.9	$143.2	$380.0	$56.8	$1,453.9
Accumulated amortization	(409.8)	(56.2)	(171.6)	(50.1)	(687.7)
Total identifiable intangible assets	$464.1	$87.0	$208.4	$6.7	$766.2

As discussed further in Note 10, we purchased 3DIEMME in 2020 and Implant Concierge in 2019, resulting in additional intangible assets.

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2021 for the years ending December 31, 2022 through 2026 is (in millions):

For the Years Ending December 31,
2022	$81.1
2023	80.4
2024	78.0
2025	75.2
2026	72.6

12. Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	As of December 31,
	2021	2020
Other current liabilities:
License and service agreements	$31.2	$42.6
Salaries, wages and benefits	41.0	40.5
Lease liabilities	12.6	14.0
Accrued liabilities	48.5	55.2
Total other current liabilities	$133.3	$152.3

13. Debt

Zimmer Biomet utilizes a centralized approach to cash management and the financing of its operations. As part of the capitalization of various wholly-owned Zimmer Biomet subsidiaries, debt has been incurred between these subsidiaries. Borrowings by subsidiaries of the Spine and Dental businesses that are payable to subsidiaries remaining with Zimmer Biomet were classified as debt due to parent. These balances settled in late 2021. Debt due to parent consisted of the following (in millions):

	As of December 31,
	2021	2020
Current portion of debt due to parent	$—	$17.6
Non-current portion of debt due to parent	—	4.9

The borrowings from the Parent bore interest at various rates ranging from 1.3% to 5.0%, which may not be indicative of rates if transacted with an unrelated third party.

In preparation for the distribution, we entered into a Credit Agreement, dated as of December 17, 2021 (the “Credit Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent and syndication agent, and the lenders and issuing banks named therein. The Credit Agreement provides for revolving loans of up to $175.0 million (the “Revolver”) and term loan borrowings of up to $595.0 million which were not used as of December 31, 2021.

Subsequent Event

On February 28, 2022 we borrowed the entire $595.0 million of available term loan borrowings (the “Original Term Loan Borrowing”) and on March 1, 2022, we prepaid $34.0 million of the Original Term Loan Borrowing (the $561.0 million of term borrowings following such prepayment being referred to as the “Term Loan” and, together with the Revolver, the “Credit Facility”). The Credit Facility has an initial term of five years.

Subject to reduction as a result of the $34.0 million prepayment of the Original Term Loan Borrowing on March 1, 2022, the Term Loan will amortize in equal quarterly installments in an aggregate amount equal to (i) 2.5% per annum of the original principal amount of the Original Term Loan Borrowing for the first two years of the facility, (ii) 5.0% per annum of the original principal amount of the Original Term Loan Borrowing for the following year of the facility and (iii) 10.0% per annum of the original principal amount of the Original Term Loan Borrowing for the last two years of the facility, commencing at the end of the fiscal quarter ending June 30, 2022, with the unpaid balance due in full on the maturity date. We are permitted to voluntarily prepay the loans under the Credit Facility at any time without premium or penalty, other than breakage fees. We may request, subject to obtaining commitments from any participating lenders and certain other conditions, incremental commitments to increase the amount of the Revolver or the Term Loan available under the Credit Facility in an aggregate principal amount equal to $70.0 million, plus additional amounts, subject to the terms and conditions of the Credit Facility.

Borrowings under the Revolver and the Term Loan bear interest, in the case of each term benchmark borrowing, at the adjusted term secured overnight financing rate (“SOFR”) for the interest period in effect for such borrowing, plus an applicable margin, which will range from 1.50% to 1.75%, based on ZimVie's consolidated total net leverage ratio. Borrowings under the Credit Facility that are not term benchmark borrowings bear interest at a per annum rate equal to (a) the greatest of (i) the prime rate in effect on such day, (ii) the Federal Reserve Bank of New York rate in effect on such day plus 1⁄2 of 1% and (iii) the adjusted term SOFR for a one month interest period as published two U.S. government securities business days prior to such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus (b) an applicable margin, which may range from 0.50% to 0.75%, based on ZimVie's consolidated total net leverage ratio. As of March 1, 2022, the applicable margin was 1.75% for term benchmark borrowings and 0.75% for benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property, and certain real property and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain at the end of any of our fiscal quarters commencing with the fiscal quarter ending June 30, 2022, a maximum consolidated total net leverage ratio of 6.00 to 1.00. The Credit Facility also contains various customary events of default, including payment defaults, defaults under certain other indebtedness, and a change of control. As of March 31, 2022, there were no borrowings under the Revolver.

14. Retirement Benefit Plans

We sponsor defined contribution plans for substantially all of the employees in the U.S. and certain employees in other countries. The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $6.1 million, $6.1 million and $6.6 million related to these plans for the years ended December 31, 2021, 2020 and 2019, respectively.

15. Income Taxes

The tax provisions have been prepared on a separate return basis as if we were a separate group of companies under common ownership. The operations have been combined as if we were filing on a combined basis for U.S. federal, U.S. state and non-U.S. income tax purposes, where allowable by law. As discussed in Note 2, certain NOLs, tax credit carry forwards and unrecognized tax benefits have been recognized in accordance with the separate return method but did not carry over to ZimVie in connection with the distribution.

The components of loss before income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2021	2020	2019
U.S. operations	$(19.0)	$(137.5)	$36.5
Foreign operations	(82.3)	(83.8)	(64.2)
Total	$(101.3)	$(221.3)	$(27.7)

The (benefit) provision for income taxes and the income taxes paid consisted of the following (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Current:
Federal	$3.5	$(30.0)	$12.8
State	1.6	3.0	0.6
Foreign	10.8	7.0	5.2
Total current taxes	15.9	(20.0)	18.6
Deferred:
Federal	(4.2)	(2.9)	(2.3)
State	(1.5)	(1.2)	(0.7)
Foreign	(16.2)	(18.2)	(15.4)
Total deferred taxes	(21.9)	(22.3)	(18.4)
(Benefit) provision for income taxes	$(6.0)	$(42.3)	$0.2
Net income taxes paid	$12.1	$4.7	$8.4

A reconciliation of the income tax benefit at the U.S. statutory income tax rate to our income tax (benefit) provision is as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Income tax benefit at the U.S. statutory rate	$(21.3)	$(46.5)	$(5.8)
State taxes, net of federal deduction	0.2	1.7	0.4
Tax impact of foreign operations, including U.S. taxes on international income and foreign tax credits	2.3	(0.8)	8.2
Change in valuation allowance	13.2	7.4	(1.9)
Non-deductible expenses	1.7	0.9	1.0
Goodwill impairment	—	29.8	—
Tax rate change	(2.7)	(6.5)	(0.8)
R&D tax credit	(0.9)	(0.6)	(0.8)
Share-based compensation	—	—	(0.6)
Net uncertain tax positions, including interest and penalties	1.3	(26.2)	1.6
Other	0.2	(1.5)	(1.1)
Income tax (benefit) provision	$(6.0)	$(42.3)	$0.2

The components of deferred taxes consisted of the following (in millions):

	As of December 31,
	2021	2020
Deferred tax assets:
Inventory	$69.0	$71.8
Net operating loss carryover	38.6	31.0
Tax credit carryover	3.1	1.8
Product liability and litigation	1.3	0.9
Accrued liabilities	3.1	4.6
Share-based compensation	2.4	1.6
Accounts receivable	5.1	4.1
Other	0.1	0.4
Total deferred tax assets	122.7	116.2
Less: Valuation allowances	(38.3)	(29.7)
Total deferred tax assets after valuation allowances	84.4	86.5
Deferred tax liabilities:
Fixed assets	15.6	17.7
Intangible assets	179.4	212.0
Other	0.4	—
Total deferred tax liabilities	195.4	229.7
Total net deferred income taxes	$(111.0)	$(143.2)

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2021, 2020 and 2019, we had a valuation allowance of $38.3 million, $29.7 million and $22.3 million respectively, related to net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards that are not anticipated to be realized prior to expiration. The increase to the valuation allowance of $8.6 million during 2021 was primarily driven by additional losses generated, partially offset by changes in tax rates. The increase to the valuation allowance of $7.8 million during 2020 was primarily driven by additional losses generated, and the decrease of $0.4 million during 2019 was primarily driven by the effects of foreign currency.

At December 31, 2021, net operating loss and tax credit carryovers available to reduce future federal, state and foreign taxable earnings consisted of the following (in millions):

Expiration Period	Net operating loss carryover	Tax credit carryover
2022-2026	$—	$—
2027-2031	10.9	3.1
2032-2041	1.9	—
Indefinite	25.8	—
Total	$38.6	$3.1
Valuation allowances	$35.4	$2.9

We intend to repatriate cash when the additional tax related to remitting earnings is deemed immaterial as a portion of these earnings has already been taxed as toll tax or GILTI and is not subject to further U.S. federal tax. Portions of the additional tax would also be offset by allowable foreign tax credits. We have $2.0 billion earned overseas that is expected to be permanently reinvested outside of the U.S. and accordingly no deferred tax liability has been recorded. If we decide at a later date to repatriate these earnings to the U.S., we would be required to provide for the net tax effects on these amounts. We expect the majority of these unremitted earnings would be subject to federal tax and state tax, in addition to withholding tax in many jurisdictions. The exact amount of the tax cost to remit these earnings is not determinable.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Balance at January 1	$46.9	$69.2	$69.6
Decreases related to prior periods	—	—	—
Increases related to current period	0.1	0.1	0.1
Decrease related to settlements with taxing authorities	(0.1)	—	—
Decreases related to lapse of statute of limitations	—	(22.4)	(0.5)
Balance at December 31	$46.9	$46.9	$69.2
Amounts impacting effective tax rate, if recognized balance at December 31	$46.3	$46.3	$68.2
Interest and penalty expense related to unrecognized tax benefits	$1.6	$(5.5)	$2.9
Total accrued interest and penalties balance at December 31	9.0	7.4	12.9

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws have and continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and the Organization for Economic Cooperation and Development led initiatives. Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events. We do not expect a material change in unrecognized tax benefits over the next twelve months based on the current examination status.

We are under continuous audit by the Internal Revenue Service (“IRS”) and other taxing authorities. During the course of these audits, we receive proposed adjustments from taxing authorities that may be material. Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on our results of operations and financial condition. Our U.S. Federal income tax returns have been audited through 2015 and are currently under audit for years 2016-2019.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes generally remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax return positions in the process of examination, administrative appeals or litigation.

In other major jurisdictions, open years are generally 2014 or later.

16. Segment Data

Until the distribution, Zimmer Biomet’s chief operating decision maker (“CODM”) reviewed our operating results as part of multiple Zimmer Biomet operating segments. As we transitioned to an independent, publicly traded company, we consider our Chief Executive Officer our CODM. In the second quarter of 2021, he evaluated how he intended to allocate resources to achieve our operating profit goals and review business performance. As a result of that evaluation, beginning in the second quarter, we operate through two operating segments, 1) the spine products segment, and 2) the dental products segment. Our operating segments are a change from how the Zimmer Biomet CODM reviewed our operating results. Our two operating segments also constitute our reportable segments.

Beginning in the second quarter of 2021, our CODM evaluates performance based upon segment operating profit exclusive of certain expenses or gains that our CODM does not include when evaluating segment performance. These expenses and gains include related party transactions; expenses incurred by us related to Parent’s products and operating expenses pertaining to intangible asset amortization: goodwill impairment; restructuring expenses; acquisition, integration, divestiture and related expenses; and other various charges. Other various charges include share-based compensation, third-party costs incurred to establish initial compliance for previously-approved products with the European Union Medical Device Regulation, third-party costs related to compliance with a deferred prosecution agreement between Zimmer Biomet and the Department of Justice, allocation of costs from the 2019 Restructuring Plan, allocation of costs related to Zimmer Biomet’s integration activities of acquired businesses, and the impact from excess and obsolete inventory on certain product lines we intend to discontinue, as well as other expenses. Intercompany transactions have been eliminated from segment operating profit. The information presented in all of the years below is in accordance with this reportable segment operating profit structure.

Our CODM does not review asset information by operating segment.

Net sales and other information by segment is as follows (in millions):

	Net Sales			Operating (Loss) Profit			Depreciation and Amortization
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Spine	$540.3	$529.1	$607.6	$54.8	$56.2	$67.3	$32.7	$39.9	$42.0
Dental	468.5	367.8	414.0	88.1	39.8	66.3	3.6	4.2	4.4
Segment Total	1,008.8	896.9	1,021.6	142.9	96.0	133.6	36.3	44.1	46.4
Related party transactions	5.8	15.5	33.9	(63.8)	(54.6)	(46.3)	—	—	—
Expenses related to Parent products	—	—	—	(1.1)	(8.2)	(4.7)	—	—	—
Intangible asset amortization	—	—	—	(86.2)	(85.5)	(83.4)	86.2	85.5	83.4
Goodwill impairment	—	—	—	—	(142.0)	—	—	—	—
Restructuring	—	—	—	(3.3)	(9.7)	(1.8)	—	—	—
Acquisition, integration, divestiture and related	—	—	—	(24.1)	(2.2)	(3.2)	—	—	—
Other	—	—	—	(64.9)	(16.4)	(22.0)	7.2	4.7	5.3
Total	$1,014.6	$912.4	$1,055.5	$(100.5)	$(222.6)	$(27.8)	$129.7	$134.3	$135.1

We conduct business in the following countries that hold 10% or more of our total combined property, plant and equipment, net (in millions):

	As of December 31,
	2021	2020
U.S.	$128.4	$130.4
Other countries	51.8	53.0
Property, plant and equipment, net	$180.2	$183.4

U.S. sales were $675.6 million, $615.7 million and $697.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Sales within any other individual country were less than 10% of our combined sales in each of those years. No single customer accounted for 10% or more of our sales in the years ended December 31, 2021, 2020 and 2019.

17. Leases

In our combined financial statements, we have recognized the right-of-use assets and lease liabilities and related expense of leases that were expected to transfer to ZimVie at closing of the distribution. For leases that we share with Zimmer Biomet and will remain the responsibility of Zimmer Biomet, no assets nor liabilities have been recognized on our combined balance sheets and any lease expense has been included in allocated costs from Zimmer Biomet.

Information on our leases is as follows ($ in millions):

	For the Years Ended December 31,
	2021	2020	2019
Lease cost	$14.7	$14.9	$14.2
Cash paid for leases recognized in operating cash flows	15.9	14.3	13.6
Right-of-use assets obtained in exchange for new lease liabilities	7.6	9.2	4.4

	As of December 31,
	2021	2020
Right-of-use assets recognized in Other assets	$49.3	$59.4
Lease liabilities recognized in Other current liabilities	12.6	14.0
Long-term lease liabilities	45.3	52.6
Weighted-average remaining lease term	5.3 years	5.7 years
Weighted-average discount rate	2.8%	2.9%

Total lease cost for 2019 was $14.2 million. Our variable lease costs are not significant.

Our future minimum lease payments as of December 31, 2021 were (in millions):

For the Years Ending December 31,
2022	$13.9
2023	12.6
2024	11.7
2025	9.0
2026	7.5
Thereafter	7.6
Total	62.3
Less imputed interest	(4.4)
Total	$57.9

18. Related Party Transactions

Prior to the distribution, we did not operate as a standalone business and had various relationships with Zimmer Biomet whereby Zimmer Biomet provided services to us. The following disclosures summarize activity between us and Zimmer Biomet that are included in our combined financial statements.

Corporate Overhead and Other Allocations from Zimmer Biomet

Zimmer Biomet provided certain services, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and other corporate departments. Some of these services are being provided by Zimmer Biomet to ZimVie on a temporary basis after the separation under a transition services agreement. The expenses related to these services have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net trade sales, as applicable. When specific identification is not practicable, a proportional cost method was used primarily based on sales.

Corporate allocations reflected in the combined statements of operations are as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Cost of products sold	$1.2	$3.1	$0.1
Selling, general & administrative	76.2	69.9	72.3
Acquisition, integration, divestiture and related	7.0	—	—

Management believes that the methods used to allocate expenses to ZimVie are a reasonable reflection of the utilization of services provided to, or the benefit derived by, ZimVie during the periods presented. However, the allocations may not necessarily reflect the combined financial position, results of operations and cash flows in the future or what they would have been had ZimVie been a separate, standalone entity during the periods presented.

Share-Based Compensation

As discussed in Note 5, our employees participated in Zimmer Biomet’s share-based compensation plans, the costs of which have been allocated and recorded in cost of products sold, R&D and selling, general and administrative expenses in the combined statements of operations. Share-based compensation costs related to our employees were $7.3 million, $5.9 million and $7.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Centralized Cash Management

Zimmer Biomet uses a centralized approach to cash management and financing of operations. The majority of our subsidiaries were party to Zimmer Biomet’s cash pooling arrangements with several financial institutions to maximize the availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash balances were swept regularly from our accounts. Cash transfers to and from Zimmer Biomet’s cash concentration accounts and the resulting balances at the end of each reporting period were reflected in NPI and net transactions with Zimmer Biomet in the combined balance sheets and statements of cash flows, respectively.

Manufacturing Services to Zimmer Biomet

We have certain manufacturing facilities that also produce orthopedic products that continue to be sold by Zimmer Biomet after the separation. The combined statements of operations reflect the sales of these orthopedic products with Zimmer Biomet (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Related party net sales	$5.8	$15.5	$33.9
Related party cost of products sold, excluding intangible asset amortization	4.2	10.2	24.5

Debt Due to Parent

We had the following debt due to Zimmer Biomet (in millions):

	As of December 31,
	2021	2020
Current portion of debt due to parent	$—	$17.6
Non-current portion of debt due to parent	—	4.9

Interest expense recognized on debt due to parent in our combined statements of operations was $0.3 million, $0.4 million and $0.2 million in the years ended December 31, 2021, 2020 and 2019, respectively. Refer to Note 13 for further detail.

Net Parent Company Investment

As discussed in the basis of presentation in Note 1, NPI is primarily impacted by contributions from Zimmer Biomet as a result of treasury activities and net funding provided by or distributed to Zimmer Biomet. The components of NPI are:

	For the Years Ended December 31,
	2021	2020	2019
Cash pooling and general financing activities	$(5.6)	$116.8	$113.8
Corporate cost allocations	(84.4)	(73.0)	(72.4)
Net transactions with Zimmer Biomet reflected in the Combined Statements of Cash Flows	(90.0)	43.8	41.4
Share-based compensation expense	(7.3)	(5.9)	(7.1)
Other non-cash adjustments	(6.2)	3.5	(5.4)
Net transactions with Parent reflected in the Combined Statements of Changes in Net Parent Investment	$(103.5)	$41.4	$28.9

19. Quarterly Financial Information (Unaudited)

	2021 Quarter Ended				2020 Quarter Ended
($ in millions)	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
Third Party Sales	$245.9	$263.6	$238.7	$260.6	$219.4	$152.4	$253.4	$271.7
Operating income (loss)	0.3	(5.2)	(30.3)	(65.3)	(168.5)	(50.6)	(8.1)	4.6
Net Income (Loss) of the Spine and Dental Businesses of Zimmer Biomet Holdings, Inc.	0.3	(4.7)	(30.2)	(60.7)	(165.6)	(46.7)	(3.3)	36.5

In the three-month period ended September 30, 2021, third-party net sales decreased by $24.9 million from the previous quarter related to a surge in COVID-19 cases resulting from the Omicron variant.

In the three-month period ended December 31, 2021, we recorded $34.8 million of expense related to a brand rationalization initiative.

In the three-month period ended March 31, 2020, we recorded goodwill impairment charges of $142.0 million.

Net sales in the three-month period ended June 30, 2020 were negatively impacted by the onset of the COVID-19 pandemic.

In the three-month period ended December 31, 2020, net income was impacted by a large income tax benefit due to release of reserves for uncertain tax positions related to the expiration of certain statutes of limitations.

20. Allowance for Credit Losses

The following table presents the activity of our allowance for credit losses for the years ended December 31, 2021, 2020 and 2019: (in millions)

	As of December 31,
	2021	2020	2019
Balance at Beginning of Period	$18.9	$19.6	$25.5
Additions Charged to Expense	2.6	2.7	6.1
Deductions / Other Additions to Reserve (1)	(4.7)	(3.7)	(11.9)
Effects of Foreign Currency	(0.3)	0.3	(0.1)
Balance at End of Period	$16.5	$18.9	$19.6

(1) 2020 Includes the $1.0 cumulative-effect adjustment related to the adoption of ASU Financial Instruments – Credit Losses (Topic 326).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information About Our Executive Officers

The following table sets forth certain information with respect to our executive officers as of March 15, 2022.

Name	Age	Position
Vafa Jamali	52	President, Chief Executive Officer and Director
Richard Heppenstall	51	Executive Vice President, Chief Financial Officer and Treasurer
Rebecca Whitney	45	Senior Vice President and President, Global Spine
Indraneel Kanaglekar	44	Senior Vice President and President, Global Dental
David Harmon	54	Senior Vice President, Chief Human Resources Officer
Heather Kidwell	53	Senior Vice President, Chief Legal and Compliance Officer and Corporate
		Secretary

Mr. Jamali joined Zimmer Biomet in February 2021 to serve as the President and Chief Executive Officer (“CEO”) of the Company. Previously, Mr. Jamali served as the Chief Commercial Officer of Rockley Photonics, where he led commercial strategic planning for the early-stage integrated optics solutions provider from October 2020 until joining Zimmer Biomet. Prior to that, Mr. Jamali served as Senior Vice President and President, Respiratory, Gastrointestinal and Informatics (“RGI”) of Medtronic plc from May 2017 until October 2020. Before leading the RGI business, he served as Senior Vice President and President, Early Technologies of Medtronic plc from January 2016 until May 2017 and prior to that he served as Vice President and General Manager, GI Solutions of Medtronic plc from January 2015 until January 2016. Before joining Medtronic, Mr. Jamali held leadership positions with Covidien plc, Cardinal Health, Inc. and Baxter International Inc. He received his Bachelor of Commerce degree with distinction from the University of Alberta in Edmonton, Canada and has completed a number of executive leadership programs, including the Harvard Executive Leadership Program in 2020.

Mr. Heppenstall was appointed Executive Vice President and Chief Financial Officer of the Company in September 2021. Previously, Mr. Heppenstall served as Chief Financial Officer of Breg, Inc., a global manufacturer and solutions provider of orthopedic braces, cold therapy and other medical equipment, from April 2019 to September 2021. Before joining Breg, Inc., he served as Senior Vice President, Finance and Treasury of Orthofix Medical Inc., a global medical device company focused on musculoskeletal products and therapies, from May 2015 to April 2019. Prior to that, Mr. Heppenstall held senior leadership roles at Solera Holdings, Inc., Flowserve Corporation and CooperVision Inc. He holds a Bachelor of Arts in Economics from University of California, Irvine and an MBA from Santa Clara University.

Ms. Whitney was appointed Senior Vice President and President, Global Spine of the Company in April 2021. Previously, Ms. Whitney served as Vice President, ASC/Outpatient Solutions and Efficient Care of Zimmer Biomet from July 2019 until April 2021. She joined Zimmer Biomet in June 2014 as Senior Director of Global Marketing for the Spine organization. In December 2015, she was promoted to Vice President of Global Marketing for Spine and in April 2018 she was promoted to General Manager, Global Spine, a position she held until July 2019. Ms. Whitney began her career as a product manager with BD Medical Systems. She then led the sales and marketing efforts for a small start-up before selling the company to CR Bard. After working for Galen Partners, a private equity firm, she joined Covidien plc as a Global Director of Marketing. Following another start-up venture that was sold to GE Healthcare, Ms. Whitney joined Zimmer Biomet. She holds a Bachelor of Science in Organizational Communications and an MBA from the University of Utah.

Mr. Kanaglekar was appointed Senior Vice President and President, Global Dental of the Company in June 2021. Previously, Mr. Kanaglekar served as Vice President and General Manager of Zimmer Biomet Dental from July 2017 until April 2021. Mr. Kanaglekar joined Zimmer Biomet’s Dental organization in June 2012 as Director, Business Development. In June 2015, he was promoted to Vice President, Business Development and PMO and in January 2017, he was promoted to General Manager, Asia Pacific of Zimmer Biomet Dental. Prior to joining Zimmer Biomet, Mr. Kanaglekar worked in the life sciences industry in R&D, sales and marketing consulting, and business development with Agilent Technologies, ZS Associates and Beckman Coulter (a Danaher operating company), respectively. He holds a Bachelor of Technology in Materials Science from the Indian Institute of Technology Bombay, a Master of Science in Materials Science from the University of Wisconsin-Madison and an MBA from the University of Chicago Booth School of Business.

Mr. Harmon was appointed Senior Vice President, Chief Human Resources Officer of the Company in September 2021. Previously, Mr. Harmon served as Chief People Officer of Gannett Co., Inc. from July 2015 to April 2021. Before joining Gannett Co., Inc., he served as Chief Human Capital Officer and Deputy Director, Technology and Human Resources of the Federal Reserve Board from June 2012 until June 2015. Prior to that, Mr. Harmon served as Executive Vice President, Human Resources and Corporate Services of AOL Inc. from September 2007 to March 2011. Mr. Harmon holds a BA in Psychology from Skidmore College, a Master of Science in Operations Management from Keller Graduate School of Management and an MBA from Clarkson University.

Ms. Kidwell was appointed Senior Vice President, Chief Legal and Compliance Officer and Corporate Secretary of the Company in June 2021. Previously, Ms. Kidwell served as Vice President, Associate General Counsel and Assistant Secretary of Zimmer Biomet from July 2017 until June 2021. Ms. Kidwell joined Zimmer Biomet in December 2009 as Senior Corporate Counsel and Assistant Secretary and was promoted to Vice President, Senior Corporate Counsel and Assistant Secretary in November 2012. Before joining Zimmer Biomet, Ms. Kidwell was a Partner with the law firm now known as Faegre Drinker Biddle & Reath LLP. Ms. Kidwell holds a Bachelor of Science in Accounting from Indiana State University and a Juris Doctor from Indiana University Maurer School of Law.

Board Structure and Directors

Our amended and restated certificate of incorporation provides for a classified board of directors until the fourth annual stockholder meeting following the distribution, which will be held in 2026. We currently have two directors in Class I, two directors in Class II and two directors in Class III. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The directors designated below as Class I directors have terms expiring at the first annual meeting of stockholders following the distribution, which will be held in 2023, and will be up for re-election at that meeting for a three-year term. The directors designated below as Class II directors have terms expiring at the following year’s annual meeting of stockholders, which will be held in 2024, and will be up for re-election at that meeting for a two-year term. The directors designated below as Class III directors have terms expiring at the following year’s annual meeting of stockholders, which will be held in 2025, and will be up for re-election at that meeting for a one-year term. Commencing with what is expected to be the 2026 annual meeting of stockholders, directors will be elected annually and for a term of office to expire at the next annual meeting of stockholders, and our board of directors will thereafter no longer be divided into classes.

At any meeting of stockholders for the election of directors at which a quorum is present, the election will be determined by a majority of the votes cast by the stockholders entitled to vote in the election, with directors not receiving a majority of the votes cast required to tender their resignations for consideration by the board of directors, except that in the case of a contested election, the election will be determined by a plurality of the votes cast by the stockholders entitled to vote in the election.

The number of members on our board of directors may be fixed by resolution adopted from time to time by the board of directors pursuant to a resolution adopted by a majority of the whole board (but shall not be less than three). Any vacancies or newly created directorships may be filled only by the affirmative vote of a majority of directors then in office, even if less than a quorum and not by the stockholders. Each director shall hold office until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation or removal. Set forth below is biographical information as well as background information relating to each director’s business experience, qualifications, attributes and skills and why we believe each individual is a valuable member of the board of directors.

Class I—Directors Whose Term Expires in 2023:

Vinit Asar, age 56, has been the President and Chief Executive Officer and a member of the Board of Directors of Hanger, Inc. (NYSE: HNGR) since May 2012. Previously, he served as Hanger’s President and Chief Operating Officer from September 2011 to May 2012, and as Hanger’s Executive Vice President and Chief Growth Officer from December 2008 to September 2011. Mr. Asar joined Hanger from the Medical Device & Diagnostic sector at Johnson & Johnson (NYSE: JNJ), having worked at the Ethicon, Ethicon Endo Surgery, Cordis, and Biosense Webster franchises. During his eighteen-year career at Johnson & Johnson, Mr. Asar held various roles of increasing responsibility in Finance, Product Development, Manufacturing, and Marketing and Sales in the U.S. and in Europe. Mr. Asar earned a BSBA from Aquinas College and an MBA from Lehigh University. Mr. Asar brings to the board of directors executive and public company experience as well as significant experience in the healthcare products and services industry.

Richard Kuntz, M.D., M.Sc., age 64, has served as Senior Vice President, Chief Medical and Scientific Officer of Medtronic plc (NYSE: MDT) since 2009. In that role, Dr. Kuntz is responsible for medical affairs, health policy and reimbursement, clinical research activities, and corporate technology. Prior to that, he served as Senior Vice President and President, Neuromodulation of Medtronic from October 2005 to August 2009. Before joining Medtronic, Dr. Kunz was an interventional cardiologist and Chief of the Division of Clinical Biometrics at Brigham and Women’s Hospital and Associate Professor of Medicine and Chief Scientific Officer of the Harvard Clinical Research Institute. Dr. Kuntz served as a member of the Board of Governors of PCORI (Patient-Centered Outcomes Research Institute) from 2010 to 2018. Dr. Kuntz graduated from Miami University, and received his medical degree from Case Western Reserve

University School of Medicine. He completed his residency and chief residency in internal medicine at the University of Texas Southwestern Medical School, and then completed fellowships in cardiovascular diseases and interventional cardiology at the Beth Israel Hospital and Harvard Medical School, Boston. Dr. Kuntz received his Master’s of Science in biostatistics from the Harvard School of Public Health. Dr. Kunz brings to the board of directors expertise in medicine and medical devices, including clinical trials, biostatistics and evidence development, as well as executive leadership, business development and mergers and acquisitions experience.

Class II—Directors Whose Term Expires in 2024:

Sally Crawford, age 68, served as Chief Operating Officer of Healthsource, Inc., a publicly-held managed care organization, from its founding in 1985 until 1997. During her tenure at Healthsource, she led the development of its operating systems and marketing strategies and supported strategic alliances with physicians, hospitals, insurers, and other healthcare companies. Since 1997, Ms. Crawford has been a healthcare consultant. She serves on the Boards of Directors of Hologic, Inc. (NASDAQ: HOLX), Abcam PLC (NASDAQ: ABCM) and Prolacta Bioscience Inc. She previously served on the Boards of Directors of Insulet Corporation (NASDAQ: PODD) until December 2021 and Universal American Corp. until its acquisition by WellCare Health Plans, Inc. in April 2017. Ms. Crawford earned a Bachelor of Arts from Smith College and a Master of Science from Boston University. Ms. Crawford brings to the board of directors governance experience, operational experience and a detailed understanding of the healthcare and managed care industries that are relevant to our business.

Karen Matusinec, age 55, served as Senior Vice President, Treasurer of McDonald’s Corporation (NYSE: MCD) from October 2011 until July 2021. In that role, Ms. Matusinec had responsibility for McDonald’s global Treasury, Tax, Insurance, and Global Business Services functions. Prior to that, she served as McDonald’s Vice President, Corporate Tax from September 2006 to September 2011. Ms. Matusinec joined McDonald’s in October 2003 as Director, Corporate Tax. Before joining McDonald’s, she served as a tax consultant and tax auditor with Arthur Andersen and Deloitte specializing in international tax planning, consulting, and tax accounting for large multinational companies. Ms. Matusinec began her career in corporate tax in the financial services industry with Bank One and Northwestern National Insurance Company. Ms. Matusinec earned a bachelor’s degree in accounting from University of Wisconsin-Milwaukee and a master’s degree in taxation from DePaul University. Ms. Matusinec brings to the board of directors significant financial expertise and extensive experience in treasury, tax, insurance, shared services and risk management.

Class III—Directors Whose Term Expires in 2025:

Vafa Jamali: For the biography of Mr. Jamali, see the section entitled “Information about our Executive Officers.”

David King, age 65, has been Managing Member of Kingman LLC, a strategic healthcare consulting company, since August 2020. Previously he served as an Operating Partner at Pritzker Private Capital from August 2020 through December 2021, co-leading the firm’s activities in the healthcare sector. Prior to joining Pritzker Private Capital, Mr. King was most recently the Chief Executive Officer of Labcorp (NYSE: LH), a leading global life sciences company, from January 2007 to October 2019. At Labcorp, Mr. King also served as Chairman of the Board from May 2009 to May 2020. Mr. King is the board chair of PATH, a global nonprofit dedicated to furthering health equity, and a member of the advisory board for Duke University’s Robert J. Margolis, MD, Center for Health Policy. Mr. King previously served on the boards of Cardinal Health (NYSE: CAH), Elon University and the American Clinical Laboratory Association, where he served as board chair from 2010 to 2014. Mr. King is also on the board of Privia Health (NASDAQ: PRVA) and the Emily K Center, a college-readiness center in Durham, North Carolina, founded by Mike Krzyzewski, the head coach of the Duke University Men’s Basketball team. Mr. King earned a bachelor’s degree, cum laude, from Princeton University and a Juris Doctor, cum laude, from the University of Pennsylvania Law School. Mr. King brings to the board of directors extensive executive leadership experience, a deep understanding of the healthcare industry as well as public company operational expertise.

Director Independence

Our board of directors has determined that all members of the board of directors, except Mr. Jamali, our President and Chief Executive Officer, are independent, as determined in accordance with the rules of the Nasdaq Stock Market. In making such independence determination, the board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that the board of directors deemed relevant in determining their independence, and affirmatively determined that none of such non-employee directors has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Committees of the Board of Directors

Our board of directors has the following standing committees: an Audit Committee, a Compensation Committee, a Corporate Governance Committee and a Quality, Regulatory and Technology Committee.

Audit Committee. Our Audit Committee is directly responsible for the appointment, retention, compensation and oversight of our independent registered public accounting firm, including the review and approval of audit fees. The principal functions of the Audit Committee include:

•
reviewing and pre-approving all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm;
•
reviewing with our independent registered public accounting firm and with management the proposed scope of the annual audit and audit procedures to be performed, including review of internal control over financial reporting;
•
reviewing and discussing with management and our independent registered public accounting firm our quarterly and annual financial statements prior to their public release;
•
overseeing our compliance with certain legal and regulatory requirements and ethical standards and aspects of our risk management processes; and
•
reviewing and discussing with management our information technology, data security, business continuity and cyber security-related risk exposures.

The members of the Audit Committee are Karen Matusinec (Chairperson), Vinit Asar, Sally Crawford, David King and Richard Kuntz, M.D. Our board of directors has determined that each member of the Audit Committee is “independent” as defined under the rules of Nasdaq and the SEC. Our board of directors has designated Karen Matusinec, David King and Vinit Asar as “audit committee financial experts” as defined by SEC rules. Stockholders should understand that this designation is an SEC disclosure requirement related to these directors’ experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon these directors any duties, obligations or liabilities that are greater than those that are generally imposed on them as members of the Audit Committee and the board of directors, and their designation as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the board of directors.

Compensation Committee. Our Compensation Committee has the overall responsibility for approving and evaluating our executive compensation plans, policies and programs. The duties of the Compensation Committee include:

•
evaluating the CEO’s performance, including in light of the goals and objectives applicable to the CEO, and reviewing and discussing with the CEO the performance of our other executive officers;
•
reviewing and approving the base salary, annual and long-term incentive compensation and other compensation, perquisites or special or supplemental benefits to be paid or awarded to our CEO and other executive officers;
•
approving and authorizing the Company to enter into any severance arrangements, change in control severance agreements or other compensation-related agreements with our executive officers, in each case as, when and if appropriate;
•
reviewing and making recommendations to our board of directors with respect to our incentive compensation and equity-based plans;
•
administering our incentive compensation and equity-based plans, including making awards under such plans;
•
monitoring compliance by our executive officers and directors with our stock ownership guidelines;
•
overseeing the process for identifying and addressing any material risks relating to our compensation policies and practices;
•
cooperating with the Corporate Governance Committee in reviewing non-employee director compensation and providing input with respect to any proposed changes in director compensation;
•
as part of periodic organization and talent planning, either as part of the full board of directors, or at the board of directors’ direction, reviewing talent and development plans relative to senior management;
•
either as part of the full board of directors, or at the board of directors’ direction, reviewing and monitoring our policies and strategies related to human capital management;
•
reviewing and discussing with management the Compensation Discussion and Analysis required by SEC regulations and, if appropriate, recommending its inclusion in our Annual Report on Form 10-K and proxy statement; and
•
reviewing the results of non-binding advisory votes on executive compensation and determining whether changes should be made to our executive compensation policies and programs in light of stockholder feedback.

The members of the Compensation Committee are Sally Crawford (Chairperson), Vinit Asar, David King, Richard Kuntz, M.D. and Karen Matusinec. Our board of directors has determined that each member of the Compensation Committee is (i) “independent” as defined under the rules of Nasdaq and (ii) a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee has the authority to retain compensation consultants, outside counsel and other advisers.

Corporate Governance Committee. Our Corporate Governance Committee identifies and makes recommendations to our board of directors regarding candidates for directorships, oversees the board of directors’ corporate governance policies and practices and assists the board of directors in its oversight with respect to matters that involve our image, reputation and standing as a responsible corporate citizen. In its oversight of director matters and corporate governance policies and practices, the Corporate Governance Committee’s duties include:

•
developing and recommending to the board of directors criteria for selection of non-management directors;
•
recommending director nominees to the board of directors for election at the next annual or special meeting of stockholders at which directors are to be elected or to fill any vacancies or newly-created directorships that may occur between such meetings;
•
recommending directors for appointment to board committees;
•
analyzing information relevant to the board of directors’ determination as to whether a director is independent;
•
overseeing the annual self-evaluation process for the board of directors and its committees;
•
periodically reviewing the board of directors’ leadership structure and recommending any proposed changes to the board of directors for approval;
•
periodically reassessing the board of directors’ Corporate Governance Guidelines and recommending any proposed changes to the board of directors for approval; and
•
periodically reviewing, in cooperation with the Compensation Committee, the form and amount of non-employee director compensation and recommending any proposed changes to the board of directors for approval.

In assisting our board of directors in its oversight with respect to matters that involve our image, reputation and standing as a responsible corporate citizen, the Corporate Governance Committee reviews and considers, among other items, the following from time to time as it deems appropriate:

•
current and emerging political, social, environmental, corporate citizenship and public policy issues and trends that may affect our business activities, performance, reputation or public image; and
•
stockholder proposals submitted for inclusion in our proxy materials that relate to public policy or social responsibility issues.

The members of the Corporate Governance Committee are David King (Chairperson), Vinit Asar, Sally Crawford, Richard Kuntz, M.D. and Karen Matusinec. Our board of directors has determined that each member of the Corporate Governance Committee is “independent” as defined under the rules of Nasdaq.

Quality, Regulatory and Technology Committee. Our Quality, Regulatory and Technology Committee assists the board of directors in its oversight of product quality and safety and our research, innovation and technology initiatives in the context of our overall corporate strategy, goals and objectives. In its oversight of risk management, the Quality, Regulatory and Technology Committee reviews and considers, among other items, the following:

•
our overall quality strategy;
•
processes in place to monitor and control product quality and safety;
•
results of product quality and quality system assessments by the Company and external regulators; and
•
any significant product quality issues that may arise.

In overseeing our research, innovation and technology initiatives, the Quality, Regulatory and Technology Committee reviews and considers, among other items, the following as it deems appropriate:

•
the strategic goals, objectives and direction of our research programs and the alignment of those programs with our portfolio of businesses and our long-term business objectives and strategic goals;
•
the relationship of our strategic research plan to our overall approach to technical and commercial innovation and technology acquisition;
•
our product development pipeline;
•
our major technology positions and strategies relative to emerging technologies, emerging concepts of therapy and healthcare, and changing market requirements;
•
the processes for identifying and prioritizing, and, as applicable, the development of, innovative technologies that arise from within and outside the Company;
•
our ability to internally develop technology being, or proposed to be, developed, or to access and maintain such technology from third parties through acquisitions, licensing, collaborations, alliances, investments or otherwise; and

•
the potential impact on us in the event that technology being, or proposed to be, developed is not developed or accessed by us.

The members of the Quality, Regulatory and Technology Committee are Vinit Asar (Chairperson), Sally Crawford, David King, Richard Kuntz, M.D. and Karen Matusinec. Our board of directors has determined that each member of the Quality, Regulatory and Technology Committee is “independent” as defined under the rules of Nasdaq.

Our board of directors has adopted a written charter for each of the Audit Committee, Compensation Committee, Corporate Governance Committee and Quality, Regulatory and Technology Committee. These charters are posted on our website at www.zimvie.com.

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended December 31, 2021, we were not an independent company, and did not have a compensation committee or any other committee serving a similar function. Decisions as to the compensation of those who currently serve as our executive officers were made by Zimmer Biomet, as described under Part II, Item 11, "Executive Compensation" of this Annual Report.

Corporate Governance

Board Leadership Structure

Our board of directors is led by our non-executive Chairperson, David King. The non-executive Chairperson leads the meetings and activities of the board of directors, while our CEO leads the management, operations and employees of the Company and is responsible for executing the Company's strategy. The board of directors believes that this leadership structure allows the board to function efficiently and effectively and promotes a balance between independent board oversight and day-to-day management of the Company. However, the board expects to periodically review its leadership structure and believes it should retain the flexibility to decide what is in the best interests of the Company at any point in time. If the position of Chairperson is held by the CEO, the board will appoint a Lead Independent Director from among its members using criteria the board deems appropriate, and our Corporate Governance Guidelines and amended and restated bylaws provide this flexibility.

Board Meetings, Attendance and Executive Sessions

Our board of directors meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring board approval. It will also hold special meetings when an important matter requires board action between scheduled meetings. Members of senior management attend meetings of the board of directors and its committees to report on and discuss their areas of responsibility. Directors are expected to attend board meetings, meetings of committees on which they serve and stockholder meetings. Directors are expected to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

We expect that each regularly scheduled board meeting will begin with a session between the CEO and the independent directors. This will provide a platform for discussions outside the presence of the non-Board management attendees, as well as an opportunity for the independent directors to go into executive session (without management) if requested by any director. The independent directors may meet in executive session, without management, at any time, and will be scheduled for such independent executive sessions at each regularly scheduled board meeting. Our non-executive Chairperson will preside at these executive sessions.

Selection of Nominees for Election to the Board

All of our current directors were elected by the Zimmer Biomet board. Our Corporate Governance Guidelines provide that the Corporate Governance Committee is responsible for seeking individuals qualified to become board members for recommendation to the full board consistent with the criteria for selection of new directors adopted from time to time by the board. In evaluating director candidates and considering incumbent directors for nomination to the board, the Corporate Governance Committee will consider a variety of factors. These include each candidate’s business and professional experience, skills, qualifications, character and integrity, reputation for working constructively in a collegial environment and availability to devote sufficient time to board matters. Diversity of background and diversity of gender, race, ethnicity, national origin and age will also be relevant factors in the selection process. The Corporate Governance Committee will also consider whether a candidate can meet the independence standards for directors and members of key committees under the rules of Nasdaq and the SEC.

While the board has not formally adopted a policy regarding director diversity, the Corporate Governance Committee will actively consider diversity in director recruitment and nomination. In connection with new director searches, we expect that the board will utilize a process that requires the final pool of candidates to include potential directors who will increase the board’s ethnic and/or gender diversity. The board believes that the diversity of the current board members, including as to gender, race, ethnicity, national origin, international work experience and age, provides significant benefits to the board and to ZimVie.

In identifying candidates for election to the board of directors, the Corporate Governance Committee will consider nominees recommended by directors, stockholders and other sources. The Corporate Governance Committee will review each candidate’s qualifications, including whether a candidate possesses any of the specific qualities and skills desirable in certain members of the board of directors. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates as appropriate. Upon selection of a qualified candidate, the Corporate Governance Committee will recommend the candidate for consideration by the full board of directors. The Corporate Governance Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees.

The Corporate Governance Committee will consider director candidates proposed by stockholders on the same basis as recommendations from other sources. Any stockholder who wishes to recommend a prospective candidate for the board of directors for consideration by the Corporate Governance Committee may do so by submitting the name and qualifications of the prospective candidate in writing to the following address: ZimVie Inc., Attention: Office of the Corporate Secretary, 10225 Westmoor Drive, Westminster, CO 80021. Any such submission should also describe the experience, qualifications, attributes and skills that make the prospective candidate a suitable nominee for the board of directors, as well as other information set forth in our Corporate Governance Guidelines. Our bylaws set forth the requirements for direct nomination by a stockholder of persons for election to the board of directors.

Corporate Governance Guidelines

Our board of directors has adopted Corporate Governance Guidelines to address significant corporate governance issues. A copy of these guidelines is available on our website at www.zimvie.com. These guidelines provide a framework for our corporate governance initiatives and cover topics including, but not limited to, board membership criteria and responsibilities, board committees, management succession, director compensation and stock ownership guidelines, and communications with directors. The Corporate Governance Committee is responsible for overseeing and reviewing the guidelines and recommending to our board of directors any changes to the guidelines.

Communicating with the Board of Directors

Stockholders or other interested parties may contact our directors by writing to them either individually or as a group or partial group (such as all independent directors), ZimVie Inc., Attention: Office of the Corporate Secretary, 10225 Westmoor Drive, Westminster, CO 80021. If you wish your communication to be treated confidentially, please write the word “CONFIDENTIAL” prominently on the envelope and address it to the director by name so that it can be forwarded without being opened. Communications addressed to multiple recipients, such as to “Board of Directors,” “Audit Committee,” “Independent Directors,” etc. will necessarily have to be opened and copied by the Office of the Corporate Secretary in order to forward them, and hence cannot be treated confidentially.

Director Experience, Skills and Qualification

The Corporate Governance Committee charter provides that the committee will recommend to the board of directors certain criteria based on the needs of the board for the selection of individuals to be considered as candidates for election to the board. In addition to evaluating a potential director’s independence, the committee will consider current and potential directors collectively to have a mix of experience, skills and qualifications, some of which are described below:

•
Experience as a CEO or global business head
•
Business operations experience
•
Healthcare industry experience
•
Medical device industry experience
•
International experience
•
FDA / regulatory experience
•
Government / regulatory affairs / health economics experience
•
R&D experience
•
Brand / marketing experience
•
Mergers and acquisitions experience
•
Financial expertise
•
Digital technology expertise

Our full board of directors will be responsible for selecting candidates for election as directors based on the recommendation of the Corporate Governance Committee.

Risk Oversight

Our board of directors oversees the risk management processes that are designed and implemented by our executives to determine whether those processes are consistent with our strategy and risk appetite, are functioning as intended, and that necessary steps are taken to foster a culture that recognizes and appropriately escalates and addresses risk-taking beyond our determined risk appetite. The board of directors executes its oversight responsibility for risk management directly and through its committees.

The Audit Committee is specifically tasked with overseeing our compliance with legal and regulatory requirements and ethical standards, discussing our risk assessment and risk management processes with management, and receiving information on certain material legal and regulatory matters, including litigation, as well as on information technology, data security, business continuity and cyber security-related matters. Our head of Internal Audit, who reports directly to the committee, will coordinate our global risk assessment process. We expect to use this process to identify, assess and prioritize internal and external risks, to develop processes for responding to, mitigating and monitoring risks and to inform the development of our internal audit plan, our annual operating plan and our long-term strategic plan.

The Audit Committee will receive reports regarding our risk assessment process and its meeting agendas will include discussions of individual risk areas throughout the year. Members of our management who will have responsibility for designing and implementing our risk management processes will regularly meet with the committee.

The board of directors’ other committees oversee risks associated with their respective areas of responsibility. For example, the Compensation Committee oversees risks relating to our executive compensation programs and practices. In addition, in conjunction with the full board of directors, the Compensation Committee oversees risks relating to human capital management. The Corporate Governance Committee oversees risks relating to environmental, social and governance matters. The Quality, Regulatory and Technology Committee oversees risks relating to our compliance with laws and regulations enforced by the FDA and comparable foreign government regulators, including product quality and safety.

The board of directors will receive regular reports from members of our executive leadership team and other personnel that include discussions of the risks and exposures involved with their respective areas of responsibility. Further, the board of directors will be routinely informed of developments that could affect our risk profile or other aspects of our business. Primary areas of risk oversight for the full board of directors include, but are not limited to, general commercial risks in the industries in which we operate; risks associated with our strategic plan and annual operating plan; risks related to our capital structure; and risks pertaining to mergers, acquisitions, divestitures and other complex transactions.

Code of Business Conduct and Ethics and Finance Code of Ethics

Our board of directors has adopted a Code of Ethics for CEO and Senior Financial Officers (the “finance code of ethics”) that applies to the CEO, CFO, Chief Accounting Officer/Controller, other finance organization employees and other designated employees. Our board of directors has also adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics and the finance code of ethics are available on our website at www.zimvie.com.

If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our CEO, CFO, or Chief Accounting Officer/Controller, we will disclose the nature of that amendment or waiver in the Investor Relations section of our website.

Our website and the information contained therein or connected thereto are not incorporated into this report or in any other filings with, or any information furnished or submitted to, the SEC.

Stock Ownership Guidelines

Our board has adopted stock ownership guidelines for members of the board and for executive officers. The board believes that these ownership guidelines will enhance directors’ and executive officers’ alignment with other stockholders.

Board of Directors

One-half of an independent director’s annual retainer for board service must be deferred and credited to a deferred compensation account in the form of deferred share units ("DSUs"). The deferral of one-half of a director’s annual retainer is mandatory until the director owns a total of 5,000 DSUs. In addition, independent directors will be awarded 500 DSUs on the date of each annual meeting of stockholders (or on an alternate date, if no such annual meeting is held) that must be deferred and credited to the deferred compensation account. The DSUs held in the director’s deferred compensation account that were deferred on a mandatory basis will be paid in shares of our common stock after the director’s retirement from the board.

Executive Officers

The stock ownership guidelines for executive officers require our CEO to own stock with a value equal to at least five times his base salary, our Chief Financial Officer to own stock with a value equal to at least three times his base salary and the other executive officers to own stock with a value equal to at least two times their respective base salaries. Executives have a period of five years to reach the guideline level of ownership. Executives may not sell shares acquired through option exercises or vesting of restricted stock units ("RSUs") or performance-based restricted stock units ("PRSUs") (other than to pay option exercise costs and cover any required tax withholding obligation) until the minimum ownership requirements have been met. We have procedures by which every executive must obtain clearance prior to selling any shares of our common stock, in part to ensure no executive falls out of compliance with the guidelines.

Prohibition on Hedging and Pledging

Our Stock Trading Policy prohibits all members of our board, all executive officers, all employees at or above a director level and certain other designated employees (as well as such individuals’ family members, others living in their home and any entities that such individuals influence or control) from the following:

•
purchasing any financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of ZimVie securities that such person holds;
•
engaging in short sales of ZimVie securities; and
•
holding ZimVie securities in a margin account or otherwise pledging ZimVie securities as collateral for a loan.

The prohibition on hedging included in our Stock Trading Policy does not preclude covered persons from engaging in general portfolio diversification or investing in broad-based index funds.

Procedures for Treatment of Complaints Regarding Accounting, Internal Accounting Controls, and Auditing Matters

In accordance with the Sarbanes-Oxley Act, our Audit Committee has adopted procedures for the receipt, retention and treatment of complaints regarding accounting controls or auditing matters and to allow for the confidential, anonymous submission by employees and others of concerns regarding questionable accounting or auditing matters.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Prior to the distribution, we operated as part of Zimmer Biomet and our compensation decisions were made by Zimmer Biomet’s senior management and the Compensation and Management Development Committee of Zimmer Biomet’s Board of Directors. We expect that our executive compensation program following the distribution will generally include similar elements to Zimmer Biomet’s executive compensation program; however, our Compensation Committee will review all aspects of compensation and may make adjustments that it believes are appropriate in structuring our executive compensation arrangements.

For purposes of this Compensation Discussion and Analysis, the individuals listed below are collectively referred to as our “named executive officers.” They are our Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers based on their 2021 compensation from Zimmer Biomet.

•
Vafa Jamali, President and Chief Executive Officer

•
Richard J. Heppenstall, Executive Vice President, Chief Financial Officer and Treasurer
•
Rebecca Whitney, Senior Vice President, President – Global Spine
•
Indraneel Kanaglekar, Senior Vice President, President – Global Dental
•
Heather Kidwell, Senior Vice President, Chief Legal and Compliance Officer and Corporate Secretary

Overview

Our Compensation Committee did not take any action prior to the completion of the distribution on March 1, 2022, and therefore has not established a specific set of objectives or principles for our compensation programs following the distribution. The executive compensation programs in place at the time of the distribution were those established by Zimmer Biomet on our behalf. As a result, our Compensation Committee did not make decisions regarding the compensation programs discussed in this Compensation Discussion and Analysis and their report is not applicable.

Our Compensation Committee intends to review each of the elements of our compensation programs and may make adjustments that it believes are appropriate in structuring our executive compensation arrangements. We expect that our executive compensation program will provide for base salaries, annual cash incentive awards, long-term incentive equity awards and customary executive perquisites, and will enable us to offer our key employees compensation directly linked to the performance of our business, which we expect will enhance our ability to attract, retain and motivate qualified personnel and align the interests of our key employees with those of our stockholders.

Offer Letters with our Named Executive Officers

Offer Letter with Mr. Jamali

Zimmer Biomet entered into an offer letter with Mr. Jamali appointing him as Chief Executive Officer of ZimVie, effective in February 2021. The letter provided Mr. Jamali with an annual base salary of $700,000 and an annual cash incentive target opportunity equal to 90% of his annual base salary. Mr. Jamali also received a cash sign-on bonus of $500,000, which is subject to repayment upon Mr. Jamali’s voluntary resignation or termination of employment by Zimmer Biomet or ZimVie for cause (as defined in the offer letter) prior to February 15, 2023.

The offer letter provided for Mr. Jamali to receive an annual Zimmer Biomet equity award for 2021 with a grant date fair value of approximately $3,000,000. This award was granted in February 2021 in the form of Zimmer Biomet stock options that vest ratably over four years subject to continued employment and Zimmer Biomet PRSUs with performance measured based on revenue growth and total shareholder return over a three-year period compared to companies included in the S&P 500 Health Care Index.

The offer letter also provided for Mr. Jamali to receive two make-whole equity grants with an aggregate grant date fair value of $6,500,000 in recognition that he may incur an equity loss due to his change in employment. The offer letter provided that the first make-whole equity grant would have a grant date fair value of $3,500,000 and would be granted shortly after commencement of Mr. Jamali’s employment with Zimmer Biomet in the form of Zimmer Biomet stock options and RSUs that vest ratably over four years subject to continued employment. This first make-whole equity grant was made in March 2021. The offer letter provided that the second make-whole equity grant would have a grant date fair value of $3,000,000 and would be granted following the distribution in the form of ZimVie stock options and RSUs that vest ratably over three years subject to continued employment (provided, however, that if the distribution was cancelled, this second make-whole equity grant would be made in the form of Zimmer Biomet stock options and RSUs). This second make-whole equity grant is expected to be made on or about April 1, 2022 in the form of ZimVie stock options and RSUs following approval by the Compensation Committee of ZimVie’s board of directors.

The Zimmer Biomet equity awards granted in 2021 were equitably adjusted in connection with the distribution, as further described in the section entitled “Long-Term Incentive Compensation.”

Mr. Jamali currently is a party to a change in control severance agreement with us and is a participant in the ZimVie Executive Severance Plan, as described further below.

Offer Letter with Mr. Heppenstall

Zimmer Biomet entered into an offer letter with Mr. Heppenstall appointing him as Chief Financial Officer of ZimVie, effective in September 2021. The letter provided Mr. Heppenstall with an annual base salary of $450,000 and an annual cash incentive target opportunity equal to 70% of his annual base salary. Mr. Heppenstall also received a cash payment of $200,000 intended to cover his estimated bonus loss from changing employment, which is subject to repayment upon Mr. Heppenstall’s voluntary resignation or termination of employment by Zimmer Biomet or ZimVie for cause (as defined in the offer letter) prior to September 13, 2023.

The offer letter also provided for Mr. Heppenstall to receive a make-whole equity grant shortly after commencement of his employment with Zimmer Biomet with an aggregate grant date fair value of $1,000,000 in recognition that he may incur an equity loss due to his change in employment. The offer letter provided that the make-whole equity grant would be in the form of Zimmer Biomet stock options and RSUs that vest ratably over four years subject to continued employment. This make-whole grant was made in October 2021. The Zimmer Biomet equity awards granted in 2021 were equitably adjusted in connection with the distribution, as further described in the section entitled “Long-Term Incentive Compensation.”

In addition, the offer letter provided that it was expected that Mr. Heppenstall would receive a 2022 annual equity grant with a grant date fair value of approximately $1,000,000.

Mr. Heppenstall’s currently is a party to a change in control severance agreement with us and is a participant in the ZimVie Executive Severance Plan, as described further below.

Offer Letter with Ms. Whitney

Zimmer Biomet entered into an offer letter with Ms. Whitney appointing her as Senior Vice President, President – Spine of ZimVie, effective in April 2021. The letter provided Ms. Whitney with an annual base salary of $400,000 and an annual cash incentive target opportunity equal to 50% of her annual base salary. In addition, the offer letter provided that it was expected that Ms. Whitney would receive a 2022 annual equity grant with a grant date fair value of approximately $600,000.

Ms. Whitney currently is a party to a change in control severance agreement with us and is a participant in the ZimVie Executive Severance Plan, as described further below.

Offer Letter with Mr. Kanaglekar

Zimmer Biomet entered into an offer letter with Mr. Kanaglekar appointing him as Senior Vice President, President – Dental of ZimVie, effective in June 2021. The letter provided Mr. Kanaglekar with an annual base salary of $350,000 and an annual cash incentive target opportunity equal to 50% of his annual base salary. In addition, the offer letter provided that it was expected that Mr. Kanaglekar would receive a 2022 annual equity grant with a grant date fair value of approximately $600,000.

Further, the offer letter provided for Mr. Kanaglekar to receive a one-time Zimmer Biomet equity award shortly after the effective date of his promotion with a grant date fair value of approximately $150,000. The offer letter provided that the one-time grant would be in the form of Zimmer Biomet stock options and RSUs, that vest ratably over four years subject to continued employment. The Zimmer Biomet equity awards granted in 2021 were equitably adjusted in connection with the distribution, as further described in the section entitled “Long-Term Incentive Compensation.”

Mr. Kanaglekar currently is a party to a change in control severance agreement with us and is a participant in the ZimVie Executive Severance Plan, as described further below.

Offer Letter with Ms. Kidwell

Zimmer Biomet entered into an offer letter with Ms. Kidwell appointing her as Senior Vice President, Chief Legal and Compliance Officer and Corporate Secretary of ZimVie, effective in June 2021. The letter provides Ms. Kidwell with an annual base salary of $340,000 and an annual cash incentive target opportunity equal to 40% of her annual base salary. In addition, the offer letter provided that it was expected that Ms. Kidwell would receive a 2022 annual equity grant with a grant date fair value of approximately $400,000.

Ms. Kidwell currently is a party to a change in control severance agreement with us and is a participant in the ZimVie Executive Severance Plan, as described further below.

Executive Annual Incentive Plan

The Executive Annual Incentive Plan provides for annual bonuses to key executives as selected by our Compensation Committee, including each of our executive officers. For each fiscal year, the Compensation Committee will determine the performance measures that will be used to determine the bonus awards to participants and set specific targets for each of the selected performance measures that will determine the amount of the bonus award. After the end of a fiscal year, the Compensation Committee will determine the extent to which awards have been earned for that fiscal year. The maximum bonus payable to a participant under the plan is 400% of a participant’s base salary at the beginning of the fiscal year.

Long-Term Incentive Compensation

As discussed further below under “—2022 Stock Incentive Plan,” the ZimVie Inc. 2022 Stock Incentive Plan became effective on March 1, 2022. Our Compensation Committee will approve awards to be made under that plan.

In connection with the separation, Zimmer Biomet equity-based awards that were outstanding immediately prior to the separation and distribution and held by employees of ZimVie, including our executive officers, were treated as follows:

•
Restricted Stock Units. Each award of Zimmer Biomet RSUs were converted into an award of RSUs with respect to ZimVie common stock. The number of shares subject to each such award were adjusted in a manner intended to preserve the aggregate intrinsic value of the original Zimmer Biomet award as measured immediately before and immediately after the separation. Such adjusted awards otherwise remain subject to the same terms and conditions that applied to the original Zimmer Biomet award immediately prior to the separation.
•
Performance Restricted Stock Units. Each award of Zimmer Biomet PRSUs was converted into an award of RSUs with respect to ZimVie common stock, which are not subject to performance conditions. The number of shares subject to each such award was adjusted in a manner intended to preserve the aggregate intrinsic value of the original Zimmer Biomet award as measured immediately before and immediately after the separation. For PRSUs granted in 2020, a portion of the award attributable to the completed portion of the performance period (January 1, 2020 through the separation date) converted into RSUs based upon payment at the threshold (50%) performance level, and the remainder based upon payment at the target (100%) performance level. For PRSUs granted in 2021, a portion of the award attributable to the completed portion of the performance period (January 1, 2021 through the separation date) was converted into RSUs based upon payment at the 82.5% performance level and the remainder based upon payment at the target (100%) performance level. Such adjusted awards otherwise remain subject to the same terms and conditions that applied to the original Zimmer Biomet award immediately prior to the separation.
•
Stock Options. Each award of Zimmer Biomet stock options was converted into an award of stock options with respect to ZimVie common stock. The exercise price of, and number of shares subject to, each such award was adjusted in a manner intended to preserve the aggregate intrinsic value of the original Zimmer Biomet award as measured immediately before and immediately after the separation. Such adjusted awards otherwise remain subject to the same terms and conditions that applied to the original Zimmer Biomet award immediately prior to the separation.

Executive Severance Programs

The Executive Severance Plan became effective as of January 1, 2022 and the Change in Control Severance Agreements became effective as of March 1, 2022, the date of the distribution; therefore, the plans and agreements described below were not applicable to our named executive officers as of December 31, 2021.

Executive Severance Plan

We have adopted an Executive Severance Plan (the “Executive Severance Plan”). The Executive Severance Plan provides payments and benefits to certain eligible members of ZimVie’s executive leadership team, including each of our executive officers, following a termination by ZimVie of a participant’s employment, unless his or her employment is terminated for misconduct or certain other reasons specified in the Executive Severance Plan. Upon a qualifying termination, a participant is eligible to receive: (i) a lump-sum severance amount equal to two times (for our CEO) or one times (for other participants) the sum of his or her annualized base salary in effect when the termination occurs, plus his or her target annual bonus amount in effect when the termination occurs; (ii) if such termination occurs on or after January 1 but prior to the payment date for bonuses related to the previous calendar year, a lump-sum amount equal to the bonus he or she would have received under the annual cash incentive plan, if any, had he or she remained employed on the payment date; (iii) a lump-sum amount equal to the monthly COBRA premium for medical and dental insurance in effect the day prior to the termination date, multiplied by 24 for our CEO and by 12 for other participants; and (iv) outplacement services with a value not to exceed $25,000. Payments and benefits under the Executive Severance Plan are conditioned on a participant signing a general release of claims. Such severance payments and benefits are in some circumstances subject to offset by the participants’ short-term disability benefits and any severance benefits required to be paid by applicable law.

Change in Control Severance Agreement with Vafa Jamali

We entered into a Change in Control Severance Agreement with Mr. Jamali. The agreement provides for benefits only upon the occurrence of both a change in control during the term of the agreement and either (i) an involuntary termination of employment without “cause” (as defined in the agreement) or (ii) a voluntary termination of employment with “good reason” (as defined in the agreement). If both triggers occur, Mr. Jamali will receive a lump sum payment equal to two and one-half times the sum of his base salary and target annual incentive award. In addition, Mr. Jamali will receive a payout of any unpaid incentive compensation allocated or awarded to him for the completed calendar year preceding the date of termination and a pro rata portion to the date of termination of the aggregate value of all contingent incentive compensation awards to him for the current calendar year (assuming for this purpose that all performance conditions for such awards have been met). The agreement also provides that if prior to a change in control, Mr. Jamali’s employment is terminated without cause at the direction of a person who has entered into an agreement with us, the consummation of which would constitute a change in control, or by Mr. Jamali for good reason where the circumstance or event which constitutes good reason occurs at the direction of such person, Mr. Jamali will be entitled to a lump-sum severance payment equal to two and one-half times the sum of his base salary and the amount of the largest aggregate annual bonus paid to him with respect to the three years immediately prior to the year in which a notice of termination is given. In addition, in the circumstances described in the preceding sentence, Mr. Jamali will receive a payout of any unpaid incentive compensation allocated or awarded to him for the completed calendar year preceding the date of termination, provided that the performance conditions applicable to such incentive compensation are met, and an amount equal to a pro rata portion to the date of termination of the average annual award paid to Mr. Jamali under our incentive compensation plans during the three years immediately prior to the year in which the notice of termination was given. If both triggers occur, this agreement also provides that, unless otherwise provided for under a written award agreement, (i) all outstanding stock options granted to Mr. Jamali will become immediately vested and exercisable, (ii) all time-based restrictions on restricted shares and RSUs will immediately lapse, and (iii) with respect to PRSUs, the number of shares or units that will be earned will be the greater of (a) the target number, or (b) the number that would have been earned based on actual performance through the date of the change in control. In addition, Mr. Jamali will receive a cash amount equal to the unvested portion, if any, of our matching contributions (and attributable earnings) credited to him under our savings plan, a lump-sum payment equal to two times the annual premium value for life insurance coverage (to the extent we are unable to provide such life insurance coverage for two years post-termination) and a lump-sum payment equal to two years of COBRA premiums for medical and dental insurance in effect immediately prior to his termination. Mr. Jamali will also receive reasonable outplacement services for up to six months post-termination (with a value not to exceed $25,000). To receive the severance benefits provided under the agreement, Mr. Jamali will be required to sign a general release of any claims against us and must enter into or affirm a non-compete agreement.

Change in Control Severance Agreements with Other Executive Officers

We also have entered into Change in Control Severance Agreements with our other executive officers.

These agreements provide for benefits only upon the occurrence of both a change in control during the term of the agreements and either (i) an involuntary termination of employment without “cause” (as defined in the agreements) or (ii) a voluntary termination of employment with “good reason” (as defined in the agreements). If both triggers occur, the executive will receive a lump sum payment equal to two times the sum of his or her base salary and target annual incentive award. In addition, the executive will receive a payout of any unpaid incentive compensation allocated or awarded for the completed calendar year preceding the date of termination and a pro rata portion to the date of termination of the aggregate value of all contingent incentive compensation awards for the current calendar year (assuming for this purpose that all performance conditions for such awards have been met).

These agreements also provide that if prior to a change in control, the executive’s employment is terminated without cause at the direction of a person who has entered into an agreement with us, the consummation of which would constitute a change in control, or by the executive for good reason where the circumstance or event which constitutes good reason occurs at the direction of such person, the executive will receive a lump-sum severance payment equal to two times the sum of his or her base salary and the amount of the largest aggregate annual bonus paid to him or her with respect to the three years immediately prior to the year in which the notice of termination is given. In addition, in the circumstances described in the preceding sentence, the executive will receive a payout of any unpaid incentive compensation allocated or awarded for the completed calendar year preceding the date of termination, provided that the performance conditions applicable to such incentive compensation are met, and an amount equal to a pro rata portion to the date of termination of the average annual award paid to the executive under our incentive compensation plans during the three years immediately prior to the year in which the notice of termination was given.

If both triggers occur under these agreements, the agreements provide that, unless otherwise provided for under a written award agreement, (i) all outstanding stock options granted to the executive will become immediately vested and exercisable, (ii) all time-based restrictions on restricted shares and RSUs will immediately lapse, and (iii) with respect to PRSUs, the number of shares or units that will be earned will be the greater of (a) the target number, or (b) the number that would have been earned based on actual performance through the date of the change in control. In addition, the executive will receive a cash amount equal to the unvested portion, if any, of our matching contributions (and attributable earnings) credited to him or her under our savings plan, a lump-sum payment equal to two times the annual premium value for life insurance coverage (to the extent we are unable to provide such life insurance coverage for two years post-termination) and a lump sum amount equal to two years of COBRA premiums for medical and dental insurance in effect immediately prior to his termination. The executive will also receive reasonable outplacement services for up to six months post-termination (with a value not to exceed $25,000). To receive the severance benefits provided under the agreements, the executive will be required to sign a general release of any claims against us and must enter into or affirm a non-compete agreement.

None of the change in control severance agreements includes any tax gross-up provisions.

Deferred Compensation Plan

We have also adopted a Deferred Compensation Plan (the “DCP”) effective as of January 1, 2022. The DCP provides eligible employees with the opportunity to defer each year, on a pre-tax basis, up to 50% of base salary and up to 95% of annual incentive awards. We will match 100% of a participant’s contributions, up to a maximum of 6% of his or her aggregate base salary and annual incentive award, minus our matching contributions under our savings plan. An executive must be employed on December 31 of the year the compensation was earned to be eligible to receive our matching contributions, unless termination of employment was due to the executive's death, disability or retirement, as defined in the DCP. Our matching contributions will vest 25% per year of service. Service with Zimmer Biomet before the separation will be included as service with ZimVie. If a participant is terminated for cause (as defined in the DCP), then the participant will forfeit all amounts in his or her ZimVie matching contribution account. Each of our executive officers is eligible to participate in the DCP.

The DCP will not offer any above-market rates of return. Participants will be able to select from various investment alternatives to serve as the measure of investment earnings on their accounts, and our contributions will follow the investment direction of participant contributions.

Amounts deferred under the DCP remain subject to the claims of our creditors in the event of our bankruptcy or insolvency. When payments come due under the DCP, we will distribute cash from our general assets. The DCP will not permit loans. During employment, the DCP does not permit hardship distributions of vested amounts prior to the scheduled payment date except in the event of an unforeseeable emergency and only if the financial hardship resulting from the unforeseeable emergency cannot be relieved by other means, including cessation of deferrals under the DCP.

Corporate Executive Confidentiality, Non-Competition and Non-Solicitation Agreements

We have entered into Confidentiality, Non-Competition and Non-Solicitation Agreements with each of our executive officers. These agreements provide that the executive is restricted from competing with us for a period of 18 months following termination of employment within a specified territory and, under certain circumstances, provide for payments to the executive following his or her severance benefit period until the expiration of the non-compete period if the executive is denied specific employment due to the non-compete agreement. These monthly payments will equal the lesser of the executive’s monthly base pay at the time of his or her separation of employment from us or the monthly compensation that would have been offered to him or her from the competing organization. These agreements also contain provisions prohibiting disclosure by the executive of confidential information, provisions regarding ownership of inventions, return of confidential information and ZimVie property, a covenant not to solicit customers or employees or interfere in business relationships and a covenant not to disparage us.

Other Employee Benefits

We also maintain core employee benefits plans, generally consisting of retirement, separation pay, paid time off, medical, dental, vision, life insurance. and short-term and long-term disability plans or coverage, that ZimVie employees generally are eligible to participate in.

2022 Stock Incentive Plan

As of March 1, 2022, the ZimVie Inc. 2022 Stock Incentive Plan (the “Stock Incentive Plan”) became effective. The following summary describes the material terms of the Stock Incentive Plan.

Purpose. The purpose of the Stock Incentive Plan is to promote the success and enhance the value of ZimVie by linking the personal interests of our employees and other service providers to those of our stockholders and by providing individuals who provide services to ZimVie with long-term incentives for outstanding performance. The Stock Incentive Plan is further intended to provide flexibility for us to motivate, attract and retain the services of employees and other service providers who will be largely responsible for our long-term performance, growth and financial success.

Shares Available for Awards. The maximum aggregate number of shares of our common stock that may be issued under the Stock Incentive Plan is 3,000,000, excluding shares subject to issuance pursuant to awards of Zimmer Biomet stock options, RSUs or PRSUs that were converted to ZimVie stock options, RSUs or PRSUs in connection with the distribution, which will be issued under the Stock Incentive Plan but will not be counted against the foregoing limitation. In addition, the Stock Incentive Plan contains a limit on the number of shares of common stock available for grant in the form of incentive stock options of 1,000,000.

Eligibility. Awards under the Stock Incentive Plan may be granted only to employees and other individuals providing services to ZimVie, including its subsidiaries and affiliates. Incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, RSUs, performance units and performance shares may be granted under the Stock Incentive Plan.

Administration. Our Compensation Committee or any designated subcommittee thereof has the authority to administer the Stock Incentive Plan, including the authority to select the individuals who receive awards, the form of those awards and all terms and conditions of the awards. The Compensation Committee will also certify the level of attainment of performance targets, as and if applicable to awards under the Stock Incentive Plan.

Duration; Amendment; Termination. Unless earlier discontinued by action of our Board, the Stock Incentive Plan will expire on March 1, 2032, and no further awards may be granted under the Stock Incentive Plan after the end of the term; however, awards previously granted thereunder may extend beyond such date. The Board may amend or suspend the Stock Incentive Plan at any time and from time to time; provided, however, that, except in connection with a corporate transaction involving us (including any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the terms of outstanding awards may not be amended, without stockholder approval, to reduce the exercise price of outstanding options or SARs or to cancel outstanding options or SARs in exchange for cash, other awards, or options or SARs with an exercise price that is less than the exercise price of the original options or SARs; and provided, further, that the Board shall submit for stockholder approval any amendment (other than an amendment pursuant to the adjustment provisions described above) required to be submitted for stockholder approval by law, regulation or applicable stock exchange requirements or that otherwise would: (1) increase the maximum stock award levels described above; (2) reduce the price at which stock options may be granted to below fair market value on the date of grant; (3) extend the term of the Stock Incentive Plan; or (4) change the class of persons eligible to be participants.

Stock Options and Stock Appreciation Rights. Stock options awarded under the Stock Incentive Plan may be either incentive stock options or nonqualified stock options. Options will expire no later than 10 years after the date of grant and may not be exercised prior to one year following the date of grant unless otherwise determined by the Compensation Committee. The exercise price of stock options may not be less than the fair market value of our common stock on the date of grant. The Compensation Committee may establish other vesting or performance requirements which must be met prior to the exercise of the stock options. Stock options may be granted in tandem with SARs.

Restricted Stock and RSUs. The Compensation Committee may also grant shares of restricted stock or RSUs that are subject to the continued service of the award recipient and may also be subject to the attainment of performance criteria at the discretion of the Compensation Committee. Generally, if the award recipient’s service terminates prior to the completion of the specified term of service or the attainment of the specified performance criteria, the awards will lapse. The Compensation Committee may provide for a pro-rated attainment of time-based restrictions.

Generally, an award will not vest during a period less than one year following the date of the award unless the Compensation Committee determines otherwise. During the restriction period, unless the Compensation Committee determines otherwise, an award recipient who holds restricted stock will be entitled to vote the shares and to receive cash dividends, if any are declared. Cash dividends paid with respect to restricted stock that is subject to the satisfaction of targets for performance criteria will be retained by us during the restriction period and will be subject to the same restrictions as the underlying restricted stock. An award recipient who holds RSUs will have none of the rights of a stockholder until the restriction period has ended and shares of common stock have been issued.

Long-Term Performance Awards. The Compensation Committee may grant performance units or performance shares under the Stock Incentive Plan. Performance units entitle the award recipient to receive a specified dollar value, variable under conditions specified in the award, if the performance objectives specified in the award are achieved and other terms and conditions are satisfied. Performance shares entitle the award recipient to receive a specified number of shares of common stock, or the equivalent cash value, if the objectives specified in the award are achieved and other terms are satisfied.

Performance Criteria. Awards of performance shares and performance units will be, and any other type of award (except incentive stock options) in the discretion of the Compensation Committee may be, contingent upon achievement of performance criteria. The

Compensation Committee will determine the specific targets for the selected performance criteria. Following the applicable performance period, the Compensation Committee will determine the extent to which the criteria have been achieved and the corresponding level to which vesting requirements have been satisfied and will certify these determinations in writing.

Adjustments. The number, class and price of stock options and other awards are subject to appropriate adjustment in the event of certain changes in our common stock, including stock dividends, stock splits, recapitalizations, reorganizations, corporate separation or division, consolidations, split-ups, combinations or exchanges of shares and similar transactions.

Change in Control. Unless the Compensation Committee otherwise expressly provides in the agreement relating to an award, in the event an award recipient’s service with us terminates pursuant to a qualifying termination (as defined in the Stock Incentive Plan) during the three-year period following a change in control (as defined in the Stock Incentive Plan): (1) all of the award recipient’s outstanding options will become immediately fully vested and exercisable and (2) all time-based restrictions imposed under awards of restricted stock and RSUs will immediately lapse.

If we undergo a change in control during the award period applicable to an award that is subject to the achievement of performance criteria, unless the Compensation Committee otherwise expressly provides in the agreement relating to an award, the number of shares or units deemed earned will be the greater of (1) the target number of shares or units specified in the award agreement or (2) the number of shares or units that would have been earned by applying the performance criteria specified in the award agreement to our actual performance from the beginning of the applicable award period to the date of the change in control.

In addition, in the event of a change in control, the Compensation Committee may (1) determine that outstanding options will be assumed by, or replaced with comparable options by, the surviving corporation and that outstanding awards will be converted to similar awards of the surviving corporation, or (2) take such other actions with respect to outstanding options and awards as the Compensation Committee deems appropriate.

Award Recipients Based Outside the U.S. The Stock Incentive Plan provides that the Compensation Committee may modify the terms and conditions of awards granted to individuals who are based outside the U.S. in order to comply with provisions of laws in other countries in which we operate.

2021 Summary Compensation Table

The following table sets forth information concerning the compensation paid to our named executive officers by Zimmer Biomet during 2021.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)	(j)
Vafa Jamali President and CEO	2021	$605,769	$990,673	$3,250,210	$3,250,058	$—	$17,287	$8,113,997
Richard J. Heppenstall Executive VP, CFO and Treasurer	2021	129,808	200,000	500,038	500,003	94,591	6,231	1,430,671
Rebecca Whitney SVP, President - Global Spine	2021	383,836	163,104	170,137	170,020	—	33,699	920,796
Indraneel Kanaglekar SVP, President - Global Dental	2021	316,587	—	166,296	166,065	214,682	15,494	879,124
Heather Kidwell SVP, Chief Legal and Compliance Officer and Corporate Secretary	2021	317,250	—	182,623	82,533	116,774	26,155	725,335

(1) Represents (a) for Mr. Jamali, (i) a cash sign-on bonus in the amount of $500,000, which is subject to repayment upon Mr. Jamali’s voluntary resignation or termination of employment for cause prior to February 15, 2023, and (ii) a cash bonus of $490,673 that was paid in recognition of the overall performance of Zimmer Biomet's corporate and NewCo/ZimVie metric groups in 2021; (b) for Mr. Heppenstall, a cash payment intended to cover his estimated bonus loss from changing employment, which is subject to repayment upon Mr. Heppenstall’s voluntary resignation or termination of employment for cause prior to September 13, 2023; and (c) for Ms. Whitney, a cash bonus that was paid in recognition of the overall performance of Zimmer Biomet’s Spine metric group in 2021.

(2) The amounts in the “Stock Awards” column do not represent amounts the named executive officers received or are entitled to receive; rather, the reported amounts represent the aggregate grant date fair value of stock awards granted in that year computed in accordance with ASC 718. The stock awards reported in the table consist of an award of PRSUs to each of the named executive officers other than Mr. Heppenstall, and an award of RSUs to each of the named executive officers other than Ms. Whitney. These awards have subsequently been adjusted and converted in connection with the distribution and separation, as described above under "—Long-Term Incentive Compensation."

The following paragraph describes the PRSU awards at the time of grant by Zimmer Biomet. As noted above, these awards have subsequently been adjusted and converted in connection with the distribution and separation, as described above under “—Long-Term Incentive Compensation.”

The PRSU awards are subject to performance conditions and the amount reported in the “Stock Awards” column represents the grant date fair value based upon the probable outcome of the performance conditions. These PRSUs are subject to both internal (constant currency revenue growth) and market-related (relative TSR) performance goals over a three-year performance period. The grant date fair value of the relative TSR component has been determined using a Monte Carlo simulation model. The following table presents the grant date fair value of the PRSUs subject to performance conditions included in the “Stock Awards” column and the grant date fair value of these awards assuming that the highest level of performance conditions would be achieved.

	2021 PRSU Awards
Name	Grant Date Fair Value (Based on Probable Outcome) ($)	Grant Date Fair Value (Based on Maximum Performance) ($)
Vafa Jamali	$1,500,072	$3,000,144
Rebecca Whitney	170,137	340,274
Indraneel Kanaglekar	91,139	182,278
Heather Kidwell	82,623	165,246

(3) The amounts in the “Option Awards” column do not represent amounts the named executive officers received or are entitled to receive; rather, the reported amounts represent the aggregate grant date fair value of option awards granted in 2021 computed in accordance with ASC 718.

(4) Amounts reported consist of the annual cash incentive award under Zimmer Biomet’s Performance Incentive Plan (“PIP”). Mr. Heppenstall’s amount was prorated for his partial year of service by applying the earned bonus percentage to his eligible earnings for the year.

(5) Amounts reported for 2021 include the following:

		V. Jamali ($)	R. Heppenstall ($)	R. Whitney ($)	I. Kanaglekar ($)	H. Kidwell ($)
Company matching contributions to 401(k) plan		$15,885	$6,231	$15,691	$13,837	$13,011
Company matching contributions to deferred compensation plan (credited to participants' accounts in 2022)		—	—	15,559	—	11,205
Disability insurance premiums		1,402	—	2,449	1,657	1,939
	Total	$17,287	$6,231	$33,699	$15,494	$26,155

Grants of Plan-Based Awards in 2021

The following table sets forth information concerning grants of plan-based awards made to our named executive officers by Zimmer Biomet during 2021. The number of stock options, RSUs and PRSUs shown is the number of such awards on the date they were granted. Such awards have subsequently been adjusted and converted in connection with the distribution and separation, as described above under “—Long-Term Incentive Compensation.”

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date(2)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards(3) ($/Sh)	Closing Market Price on Date of Grant ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)		(l)
Vafa Jamali		272,596	545,192	1,090,384
PRSUs	2/25/2021				4,140	8,279	16,558					1,500,072
RSUs	3/1/2021							10,790				1,750,138
Stock Options	2/25/2021								33,914	163.79	164.50	1,500,016
Stock Options	3/1/2021								39,442	164.57	163.40	1,750,042
Richard J. Heppenstall		45,433	90,865	181,730
RSUs	10/1/2021							3,420				500,038
Stock Options	10/1/2021								12,930	148.57	149.47	500,003
Rebecca Whitney		90,614	181,227	362,454
PRSUs	2/25/2021				470	939	1,878					170,137
Stock Options	2/25/2021								3,844	163.79	164.50	170,020
Indraneel Kanaglekar		67,681	135,361	270,722
PRSUs	2/25/2021				252	503	1,006					91,139
RSUs	7/1/2021							471				75,157
Stock Options	2/25/2021								2,058	163.79	164.50	91,025
Stock Options	7/1/2021								1,851	161.94	163.14	75,040
Heather Kidwell		56,088	112,175	224,350
PRSUs	2/25/2021				228	456	912					82,623
RSUs	12/28/2021							830				100,000
Stock Options	2/25/2021								1,866	163.79	164.50	82,533

(1)	Amounts in the first line associated with each executive’s name consist of the cash incentive opportunity amounts under the PIP for 2021.
(2)

Because our named executive officers were not executive officers of Zimmer Biomet, certain of their equity awards were granted pursuant to delegated authority instead of by the compensation committee of Zimmer Biomet. In all cases, the date of the action to grant such awards was prior to the date of grant of the respective award.

(3)

The exercise price of stock options was the fair market value of Zimmer Biomet common stock on the date of grant. The equity compensation plan under which the stock options were granted, the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (“2009 Plan”), defines “fair market value” as the average of the high and low selling prices of Zimmer Biomet common stock on the New York Stock Exchange on the date of grant.

(4)

The values reported in this column represent the grant date fair value of stock and option awards computed in accordance with ASC 718 and may differ from the values represented in the 2021 Summary Compensation Table due to rounding. See footnotes 2 and 3 to the 2021 Summary Compensation Table for additional information regarding the determination of grant date fair value of stock and option awards, respectively.

Outstanding Equity Awards

The following table sets forth information concerning the outstanding equity awards held by our named executive officers as of March 1, 2022, the date of the distribution, and reflect the adjustments and conversions described above under “—Long-Term Incentive Compensation.” While this table typically includes equity awards outstanding as of the end of the last fiscal year, due to the distribution occurring after December 31, 2021 but before the filing of this Annual Report on Form 10-K, we believe that providing information reflecting the distribution provides more useful information.

		Option Awards(1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price(2) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)
(a)		(b)	(c)	(e)	(f)	(g)	(h)
Vafa Jamali	3/1/2021	50,071	150,205	32.42	3/1/2031
	2/25/2021	43,054	129,152	32.26	2/25/2031
	3/1/2021					41,089(4)	1,049,002
	2/25/2021					39,186(5)	1,000,419
Richard J. Heppenstall	10/1/2021	—	65,655	29.26	10/1/2031
	10/1/2021					17,366(4)	443,354
Rebecca Whitney	2/25/2021	4,879	14,639	32.26	2/25/2031
	2/21/2020	12,074	12,070	31.03	2/21/2030
	2/26/2019	19,234	6,408	24.37	2/26/2029
	3/20/2018	12,379	4,123	22.54	3/20/2028
	2/20/2018	14,953	—	23.56	2/20/2028
	11/1/2017	15,918	—	22.45	11/1/2027
	3/21/2017	24,616	—	24.01	3/21/2027
	11/1/2016	4,138	—	20.70	11/1/2026
	3/21/2016	4,966	—	20.49	3/21/2026
	2/25/2021					4,455(5)	113,736
	2/21/2020					2,859(5)	72,990
Indraneel Kanaglekar	7/1/2021	—	9,398	31.90	7/1/2031
	2/25/2021	2,615	7,835	32.26	2/25/2031
	2/21/2020	6,032	6,027	31.03	2/21/2030
	2/26/2019	3,320	3,316	24.37	2/26/2029
	3/20/2018	4,717	4,712	22.54	3/20/2028
	9/1/2017	2,528	—	22.48	9/1/2027
	3/21/2017	7,997	—	24.01	3/21/2027
	7/1/2021					2,392(4)	61,068
	2/25/2021					2,383(5)	60,838
	2/21/2020					1,432(5)	36,559
Heather Kidwell	2/25/2021	2,371	7,104	32.26	2/25/2031
	2/21/2020	7,046	7,044	31.03	2/21/2030
	2/26/2019	9,960	3,318	24.37	2/26/2029
	3/20/2018	7,068	3,534	22.54	3/20/2028
	2/20/2018	14,953	—	23.56	2/20/2028
	3/21/2017	7,388	—	24.01	3/21/2027
	3/21/2016	5,270	—	20.49	3/21/2026
	12/28/2021					4,215(6)	107,609
	2/25/2021					2,164(5)	55,247
	2/21/2020					1,676(5)	42,788

(1)

Stock options, other than those granted on February 20, 2018, will vest 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to continued employment. Stock options granted on February 20, 2018 vested on the second anniversary of the grant date. Option awards may vest on an accelerated basis after the named executive officer has held the award for at least one year if the named executive officer reaches age 60 or retires, or if the named executive officer’s employment is terminated involuntarily without cause and the named executive officer signs a general release of claims in favor of the company.

(2)

The option exercise price is equal to the average of the high and low selling prices of Zimmer Biomet’s common stock as reported by the New York Stock Exchange on the date of grant, as adjusted to reflect the distribution.

(3)	Market value is calculated by multiplying the number of units in column (g) by $25.53, the closing price of our common stock as reported by the Nasdaq Global Select Market on March 1, 2022.

(4)	These RSUs will vest one-fourth per year on each of the first, second, third and fourth anniversaries of the grant date, subject to continued employment.

(5)	These RSUs will cliff vest on the third anniversary of the grant date, subject to continued employment.

(6)	These RSUs will cliff vest on the second anniversary of the grant date, subject to continued employment.

Nonqualified Deferred Compensation in 2021

The following table summarizes information with respect to the participation of our named executive officers in the Zimmer Biomet deferred compensation plan, a non-qualified deferred compensation plan, for 2021.

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY (2)(3) ($)	Aggregate Earnings in Last FY(4) ($)	Aggregate Balance at Last FYE(3) ($)
(a)	(b)	(c)	(d)	(f)
Vafa Jamali	—	—	—	—
Richard J. Heppenstall	—	—	—	—
Rebecca Whitney	76,767	15,559	45,472	420,397
Indraneel Kanaglekar	—	—	—	—
Heather Kidwell	69,795	11,205	82,568	509,893

(1)	Amounts shown in this column are reported in the 2021 Summary Compensation Table as Salary.

(2)	The amounts shown in this column are reported in the 2021 Summary Compensation Table as part of All Other Compensation.

(3)

The matching contributions for 2021 reported in column (c) were not credited to participants’ accounts until 2022. Therefore, these matching contributions are not reflected in the aggregate balance at last fiscal year end in column (f).

(4)	The amounts shown in this column are not reported as compensation in the 2021 Summary Compensation Table as they do not represent above-market or preferential earnings on deferred compensation.

DIRECTOR COMPENSATION

Our Compensation Committee, in cooperation with our Corporate Governance Committee, will periodically review and make recommendations to our Board regarding the form and amount of compensation for non-employee directors. Directors who are also our employees receive no compensation for service on our Board. Zimmer Biomet approved an initial director compensation program for ZimVie that is designed to enable continued attraction and retention of highly qualified directors and to address the time, effort, expertise and accountability required of active Board membership. This program is described in further detail below.

Cash Retainers

We will pay non-employee directors quarterly, on the last day of March, June, September and December. During 2022, we will pay non-employee directors an annual retainer of $70,000, subject to mandatory deferral requirements as described below, and we will pay our non-executive Chairperson of the Board an additional annual retainer of $75,000. We will pay our Audit Committee chair an additional annual retainer of $20,000, we will pay our Compensation Committee chair an additional annual retainer of $15,000, and we will pay each of the chairs of our other standing Board committees additional annual retainers of $10,000.

Equity-Based Compensation and Mandatory Deferrals

We will award each non-employee 500 deferred share units (“DSUs”) annually with an initial value based on the price of our common stock on that date. We will require that these annual DSU awards be credited to a deferred compensation account under the provisions of the ZimVie Deferred Compensation Plan for Non-Employee Directors. DSUs represent an unfunded, unsecured right to receive shares of our common stock or the equivalent value in cash, and the value of DSUs will vary directly with the price of our common stock. We also require that 50% of a director’s annual cash retainer be deferred and credited to his or her deferred compensation account in the form of DSUs with an initial value equal to the amount of fees deferred until the director holds a total of at least 5,000 DSUs.

Non-employee directors may elect to defer receipt of compensation in excess of their mandatory deferral and annual DSU award. Elective deferrals will be credited to the director’s deferred compensation account in the form of either treasury units, dollar units or DSUs with an initial value equal to the amount of fees deferred. The value of treasury units and dollar units will not change after the date of deferral. Amounts deferred as treasury units will be credited with interest at a rate based on the six-month U.S. Treasury bill discount rate for the preceding year. Amounts deferred as dollar units will be credited with interest at a rate based on the rate of return of our invested cash during the preceding year. If we pay cash dividends on our common stock, amounts deferred as DSUs will be credited with additional DSUs equal to the number of shares of our common stock that could have been purchased if we paid cash dividends on the DSUs held in directors’ deferred compensation accounts and such cash was reinvested in our common stock. These additional DSUs will be subject to mandatory deferral.

All treasury units, dollar units and DSUs will be immediately vested and payable following termination of the non-employee director’s service on the Board. We will settle annual DSU awards and mandatory deferral DSUs in shares of our common stock. We will pay the value of treasury units, dollar units and elective deferral DSUs in cash. Non-employee directors may elect to receive the cash payment in a lump sum or in not more than four annual installments.

We will also award each non-employee director RSUs annually with an initial value of $185,000 and we will award our non-executive Chair of the Board additional RSUs with an initial value of $65,000, in each case based on the price of our common stock on the date of grant. These awards will be made under the ZimVie Stock Plan for Non-Employee Directors, which the Zimmer Biomet Board of Directors, as sole stockholder of ZimVie, has adopted and approved in connection with the distribution. The RSUs will vest immediately and will be subject to mandatory deferral until the later of the third anniversary of the grant date or the director’s retirement or other termination of service from the Board. We will settle the RSUs in shares of our common stock.

Insurance, Expense Reimbursement and Director Education

We provide non-employee directors with travel accident insurance and reimburse reasonable expenses they incur for transportation, meals and lodging when on ZimVie business. We also reimburse non-employee directors for reasonable out-of-pocket expenses, including tuition costs incurred in attending director education programs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning each person (including any group) known to us to beneficially own more than 5% of our common stock as of March 15, 2022. Unless otherwise noted, shares are owned directly or indirectly with sole voting and investment power.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Zimmer Biomet (2) 345 East Main Street Warsaw, IN 46580	5,131,946	19.7%
Camber Capital Management LP (3) Stephen DuBois 101 Huntington Avenue Suite 2101 Boston, MA 02199	2,000,000	7.7%

(1)	Based on 26,072,960 shares outstanding as of March 15, 2022.
(2)

 Except for information pertaining to the percent of shares of common stock held, which is computed based on shares of common stock outstanding as of March 15, 2022, based solely on information provided by Zimmer Biomet in a Form 4 filed with the SEC on March 1, 2022.

(3)

Except for information pertaining to the percent of shares of common stock held, which is computed based on shares of common stock outstanding as of March 15, 2022, based solely on information provided by Camber Capital Management LP and Stephen DuBois in a Schedule 13G filed with the SEC on March 21, 2022, reporting information as of March 9, 2022. The reporting persons possess shared power to vote or to direct the vote of 2,000,000 shares and shared power to dispose or to direct the disposition of 2,000,000 shares.

Share Ownership of Executive Officers and Directors

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2022 by each non-employee director, each named executive officer and all current directors and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Vinit Asar	-	*
Sally Crawford	127	*
David King	4	*
Richard Kuntz, M.D.	-	*
Karen Matusinec	-	*
Vafa Jamali	102,880(1)	*
Richard Heppenstall	-	*
Rebecca Whitney	117,486 (2)	*
Indraneel Kanaglekar	32,074(3)	*
David Harmon	-	*
Heather Kidwell	58,074(4)	*
All Directors and Executive Officers as a Group (11 persons)	310,645	1.2%

*Less than one percent.

(1)	Includes 93,125 options that are vested or vest within 60 days of March 15, 2022.
(2)	Includes 117,280 options that are vested or vest within 60 days of March 15, 2022.
(3)	Includes 31,921 options that are vested or vest within 60 days of March 15, 2022.
(4)	Includes 57,590 options that are vested or vest within 60 days of March 15, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Agreements with Zimmer Biomet

On March 1, 2022, Zimmer Biomet completed the previously announced separation of its spine and dental businesses through the distribution by Zimmer Biomet of 80.3% of the outstanding shares of common stock of ZimVie to Zimmer Biomet stockholders at the close of business on the record date, February 15, 2022. The distribution was made in the amount of one share of ZimVie common stock for every ten shares of Zimmer Biomet common stock owned by Zimmer Biomet stockholders at the close of business on the record date.

On March 1, 2022, we entered into definitive agreements with Zimmer Biomet and its subsidiaries that, among other things, set forth the terms and conditions of the separation and the distribution. The agreements, which set forth the principles and actions taken or to be taken in connection with the separation and the distribution and provide a framework for Zimmer Biomet’s relationship with us from and after the separation and the distribution, include a Separation and Distribution Agreement (the “Separation Agreement”), a Tax Matters Agreement (the “Tax Matters Agreement”), an Employee Matters Agreement (the “Employee Matters Agreement”), a Transition Services Agreement (the “Transition Services Agreement”), an Intellectual Property Matters Agreement (the “Intellectual Property Matters Agreement”), a Stockholder and Registration Rights Agreement (the “Stockholder and Registration Rights Agreement”), a Transition Manufacturing and Supply Agreement (the “Transition Manufacturing and Supply Agreement”), a Reverse Transition Manufacturing and Supply Agreement (the “Reverse Transition Manufacturing and Supply Agreement”) and a Transitional Trademark License Agreement (the “Transitional Trademark License Agreement”), each dated as of March 1, 2022. Additionally, we previously entered into a Credit Agreement, dated as of December 17, 2021 (the “Credit Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent and syndication agent, and the lenders and issuing banks named therein.

The descriptions included below of the Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Transition Services Agreement, the Intellectual Property Matters Agreement, the Stockholder and Registration Rights Agreement, the Transition Manufacturing and Supply Agreement, the Reverse Transition Manufacturing and Supply Agreement, the Transitional Trademark License Agreement and the Credit Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements.

Separation and Distribution Agreement

The Separation Agreement sets forth our agreements with Zimmer Biomet regarding the principal actions taken in connection with the separation and the distribution. It also sets forth other agreements that govern aspects of our relationship with Zimmer Biomet following the separation and the distribution. The Separation Agreement provides for, among other things, (i) the assets to be transferred, the liabilities to be assumed and the contracts to be assigned to each of us and Zimmer Biomet as part of the separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the ZimVie businesses with us and financial responsibility for the obligations and liabilities of Zimmer Biomet’s remaining businesses with Zimmer Biomet, (iii) procedures with respect to claims subject to indemnification and related matters and governing our and Zimmer Biomet’s obligations and allocations of liabilities with respect to ongoing litigation matters and (iv) the allocation between us and Zimmer Biomet of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the distribution.

The Separation Agreement also provides that, in order to obtain certain requisite governmental approvals, or for other business reasons, following the distribution date, Zimmer Biomet and certain of its affiliates will continue to operate certain activities relating to the ZimVie businesses in certain jurisdictions until the requisite approvals have been received or the occurrence of all other actions permitting the legal transfer of such activities, and we will receive, to the greatest extent possible, all of the economic benefits and burdens of such activities.

Transition Services Agreement

Pursuant to the Transition Services Agreement, we and Zimmer Biomet will provide certain services to one another, on an interim, transitional basis following the separation and the distribution. The services to be provided will include certain regulatory services, commercial services, operational services, tax services, clinical affairs services, information technology services, finance and accounting services and human resource and employee benefits services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services. The Transition Services Agreement terminates on the expiration of the term of the last service provided thereunder, which will generally be no later than March 31, 2025. Subject to certain exceptions in the case of willful misconduct or fraud, the liability of each of Zimmer Biomet and us under the Transition Services Agreement for the services it provides will be limited to the aggregate service fees paid to it in the immediately preceding one-year period.

Tax Matters Agreement

The Tax Matters Agreement governs the respective rights, responsibilities and obligations of us and Zimmer Biomet after the distribution with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, tax elections, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.

The Tax Matters Agreement also imposes certain restrictions on us and our subsidiaries (including, among others, restrictions on share issuances, business combinations, sales of assets and similar transactions) designed to preserve the tax-free status of the distribution and certain related transactions. The Tax Matters Agreement provides special rules that allocate tax liabilities in the event the distribution, together with certain related transactions, does not qualify as tax-free. In general, under the Tax Matters Agreement, each party is expected to be responsible for any taxes imposed on Zimmer Biomet or us, as the case may be, that arise from the failure of the distribution, together with certain related transactions, to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the Tax Matters Agreement. However, if such failure was the result of any acquisition of our shares or assets, or of any of our representations, statements or undertakings being incorrect, incomplete or breached, we generally will be responsible for all taxes imposed as a result of such acquisition or breach.

Employee Matters Agreement

The Employee Matters Agreement allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters. The Employee Matters Agreement governs certain compensation and employee benefits obligations with respect to the current and former employees and non-employee directors of each party. The Employee Matters Agreement provides that, except as otherwise specified, Zimmer Biomet is generally responsible for liabilities associated with employees who will remain employed by Zimmer Biomet and former employees whose last employment was with Zimmer Biomet’s businesses, and we are generally responsible for liabilities associated with employees who are or will be employed by us and former employees whose last employment was with the ZimVie businesses. The Employee Matters Agreement provided for the conversion of the outstanding awards granted under Zimmer Biomet’s equity compensation programs into adjusted awards relating to shares of Zimmer Biomet and/or ZimVie common stock in a manner intended to preserve the aggregate intrinsic value of the original awards. The adjusted awards are subject to substantially similar terms, vesting conditions, post-termination exercise rules and other restrictions that applied to the original Zimmer Biomet awards immediately before the separation.

Intellectual Property Matters Agreement

Pursuant to the Intellectual Property Matters Agreement, Zimmer Biomet granted to us a non-exclusive, perpetual, royalty-free, fully paid-up, irrevocable, non-sublicensable license to use certain intellectual property rights retained by Zimmer Biomet, except that we will be permitted to sublicense our rights in connection with activities relating to the ZimVie businesses but not for independent use by third parties. We also granted back to Zimmer Biomet a non-exclusive, perpetual, royalty-free, fully paid-up, irrevocable, non-sublicensable license to continue to use all intellectual property rights owned by or transferred to us, except that Zimmer Biomet will be permitted to sublicense its rights in connection with activities relating to Zimmer Biomet’s and its affiliates’ retained businesses but not for independent use by third parties.

Transitional Trademark License Agreement

Pursuant to the Transitional Trademark License Agreement, Zimmer Biomet granted to us a non-exclusive, royalty-free, non-transferable, non-assignable, and worldwide license to use certain Zimmer Biomet trademarks, corporate names and domain names for a transitional period following the distribution. The license allows us to continue using certain of Zimmer Biomet’s trademarks in order to provide sufficient time for us to rebrand or phase out our use of the licensed marks. Zimmer Biomet will also redirect certain licensed domain names to new domain names provided by us for a specific period of time. We agreed to use commercially reasonable efforts to remove and cease using Zimmer Biomet’s trademarks on any promotional or other publicly available materials, and will generally discontinue such use as soon as reasonably practicable.

Transition Manufacturing and Supply Agreement and Reverse Transition Manufacturing and Supply Agreement

Pursuant to the Transition Manufacturing and Supply Agreement and the Reverse Transition Manufacturing and Supply Agreement, we or Zimmer Inc., a wholly-owned subsidiary of Zimmer Biomet, as the case may be, will manufacture or cause to be manufactured certain products for the other party, on an interim, transitional basis. Pursuant to such agreements, we or Zimmer, Inc., as the case may be, will be required to purchase certain minimum amounts of products from the other party. The Transition Manufacturing and Supply Agreement and the Reverse Transition Manufacturing and Supply Agreement will terminate on the expiration of the term of the last product manufactured by us or Zimmer, Inc., as the case may be, pursuant to such agreements, which will generally be no later than March 1, 2027.

Stockholder and Registration Rights Agreement

Pursuant to the Stockholder and Registration Rights Agreement, upon the request of Zimmer Biomet, we will use reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of ZimVie common stock retained by Zimmer Biomet. In addition, Zimmer Biomet agreed to vote any shares of ZimVie common stock that it retains after the separation and the distribution in proportion to the votes cast by our other stockholders. In connection with such agreement, Zimmer Biomet granted us a proxy to vote the shares of ZimVie common stock retained by Zimmer Biomet in such proportion. Such proxy will be automatically revoked as to any particular share upon any sale or transfer of such share from Zimmer Biomet to a person other than Zimmer Biomet, and neither the voting agreement nor proxy will limit or prohibit any such sale or transfer.

Credit Agreement

Our Credit Agreement provides for revolving loans of up to $175.0 million and term loan borrowings of up to $595.0 million. On February 28, 2022, we borrowed the entire $595.0 million of available term loan borrowings (the “Original Term Loan Borrowing”) and repaid $34.0 million of the Original Term Loan Borrowing on March 1, 2022. Approximately $540.6 million of the proceeds from such indebtedness was transferred to Zimmer Biomet on or prior to the distribution. See Note 13 to our combined financial statements for a description of the Credit Agreement.

Procedures for Approval of Related Person Transactions

On an annual basis, each of our directors and executive officers is obligated to complete a director and officer questionnaire which requires disclosure of any transactions with us in which the director or executive officer, or any member of his or her immediate family, has an interest. Under our Audit Committee’s charter, which is available on our website at www.zimvie.com, our Audit Committee must review and approve all transactions between us and a related person (as defined in Item 404 of Regulation S-K) for which review or approval is required by applicable law or required to be disclosed in our financial statements or SEC filings. The Audit Committee may not approve a related person transaction unless (1) it is in or not inconsistent with our best interests and (2) where applicable, the terms of such transaction are at least as favorable to us as could be obtained from an unrelated third party.

Under our Code of Business Conduct and Ethics, which is available on our website at www.zimvie.com, and related policies and procedures, actual or potential conflicts of interest involving any other employee must be disclosed to and resolved by our Human Resources Department or Healthcare Compliance Department.

Director Independence

Our board of directors has determined that all members of the board of directors, except Mr. Jamali, our President and Chief Executive Officer, are independent, as determined in accordance with the rules of the Nasdaq Stock Market. In making such independence determination, the board of directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that the board of directors deemed relevant in determining their independence, and affirmatively determined that none of such non-employee directors has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Committee Pre-Approval of Services of Independent Registered Public Accounting Firm

The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by our independent registered public accounting firm. The Audit Committee will consider annually and, if appropriate, pre-approve the provision of audit and permitted non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, pre-approve specific services that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Chair of the Audit Committee between regular meetings. The Audit Committee Chair has the delegated authority to pre-approve such services up to a specified fee amount. These pre-approval decisions are reported to the full Audit Committee at its next scheduled meeting.

Audit and Non-Audit Fees

The following table shows the fees that we paid or accrued for audit and other services provided by PricewaterhouseCoopers LLP (“PwC”) for the year 2021. These fees were paid or accrued prior to the separation and distribution; therefore, all of the services described in the following fee table were approved in conformity with the Zimmer Biomet Audit Committee’s pre-approval process. No independent auditors provided any services directly to ZimVie Inc. during the fiscal year ended December 31, 2020, as ZimVie did not exist as a corporate entity.

	2021		2020
Audit Fees(1)	$2,599,829	$	N/A
Audit-Related Fees	—		N/A
Tax Fees(2)	375,000		N/A
All Other Fees	—		N/A
Total Fees	$2,974,829	$	N/A

(1)
This category includes the audit of the combined financial statements of the Spine and Dental Businesses of Zimmer Biomet ("Spine and Dental Businesses") and the statutory audits of the financial statements of certain legal entities. The fees for the audit of the Spine and Dental Businesses were determined based on the amount directly incurred and a proportional allocation of fees from the audit of Zimmer Biomet to reflect audit work performed that also supported the audit of the Spine and Dental Businesses on a carve-out basis. Due to the allocation of audit fees, the fees for the audit of the Spine and Dental Businesses may not be indicative of actual audit fees that would have been incurred had ZimVie operated as an independent, publicly traded company.
(2)
This category consists of tax services provided by PwC for tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

The following combined financial statements of The Spine and Dental Businesses of Zimmer Biomet Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Combined Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019

Combined Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019

Combined Balance Sheets as of December 31, 2021 and 2020

Combined Statements of Changes in Net Parent Investment for the Years Ended December 31, 2021, 2020 and 2019

Combined Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Notes to Combined Financial Statements

2. Financial Statement Schedule

All schedules are omitted because they are not applicable or not required, or because the required information is included either in the combined financial statements or in the notes thereto.

3. Exhibits

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

3.1	Amended and Restated Certificate of Incorporation of ZimVie Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
3.2	Amended and Restated Bylaws of ZimVie Inc.(incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.1*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
10.1

Tax Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.2

Employee Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.3

Transition Services Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.4

Intellectual Property Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.5

Stockholder and Registration Rights Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.6

Transition Manufacturing and Supply Agreement, dated as of March 1, 2022, by and between Zimmer, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.7

Reverse Transition Manufacturing and Supply Agreement, dated as of March 1, 2022, by and between Zimmer, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.8

Transitional Trademark License Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.9

Credit Agreement, dated as of December 17, 2021, by and among ZimVie Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and syndication agent, and the lenders and issuing banks named therein (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 1 to Form 10 Registration Statement filed with the SEC on February 2, 2022).

10.10+

ZimVie Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 of the Company’s Form S-8 Registration Statement (Registration No. 333-263069) filed with the SEC on February 28, 2022).

10.11*

ZimVie Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 Registration Statement (Registration No. 333-263069) filed with the SEC on February 28, 2022).

10.12+	ZimVie Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.13+

ZimVie Inc. Change in Control Severance Agreement with Vafa Jamali, dated as of March 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.14+	Form of ZimVie Inc. Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.15+	ZimVie Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.16+	ZimVie Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.17+

Form of ZimVie Inc. Corporate Executive Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.18+	ZimVie Inc. Supplemental Individual Disability Insurance Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.19+

Form of ZimVie Inc. Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.20+	ZimVie Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Form S-8 Registration Statement (Registration No. 333-263069) filed with the SEC on February 28, 2022).
10.21+

Form of ZimVie Inc. Three-Year Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.22+

Form of ZimVie Inc. Three-Year Cliff Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.23+

Form of ZimVie Inc. Three-Year Vesting Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.24+

ZimVie Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.4 of the Company’s Form S-8 Registration Statement (Registration No. 333-263069) filed with the SEC on February 28, 2022).

10.25+

Form of ZimVie Inc. Restricted Stock Unit Award Agreement under the Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.26+

Revised Offer Letter, dated as of January 31, 2021, by and between Zimmer Biomet Holdings, Inc. and Vafa Jamali (incorporated by reference to Exhibit 10.9 of the Company’s Form 10 Registration Statement filed with the SEC on January 21, 2022).

10.27+

Offer Letter, dated as of August 13, 2021, by and between Zimmer Biomet Holdings, Inc. and Richard J. Heppenstall (incorporated by reference to Exhibit 10.10 of the Company’s Form 10 Registration Statement filed with the SEC on January 21, 2022).

10.28+

Offer Letter, dated as of April 12, 2021, by and between Zimmer Biomet Holdings, Inc. and Rebecca Whitney (incorporated by reference to Exhibit 10.11 of the Company’s Form 10 Registration Statement filed with the SEC on January 21, 2022).

10.29+

Offer Letter, dated as of May 19, 2021, by and between Zimmer Biomet Holdings, Inc. and Indraneel Kanaglekar (incorporated by reference to Exhibit 10.12 of the Company’s Form 10 Registration Statement filed with the SEC on January 21, 2022).

10.30+

Offer Letter, dated as of June 15, 2021, by and between Zimmer Biomet Holdings, Inc. and Heather Kidwell (incorporated by reference to Exhibit 10.13 of the Company’s Form 10 Registration Statement filed with the SEC on January 21, 2022).

10.31+

Offer Letter, dated as of July 29, 2021, by and between Zimmer Biomet Holdings, Inc. and David Harmon (incorporated by reference to Exhibit 10.14 of the Company’s Form 10 Registration Statement filed with the SEC on January 21, 2022).

21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZimVie Inc.

Date: March 31, 2022	By:	/s/ Vafa Jamali
Vafa Jamali
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vafa Jamali	President, Chief Executive Officer and Director	March 31, 2022
Vafa Jamali	(Principal Executive Officer)

/s/ Richard Heppenstall	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2022
Richard Heppenstall	(Principal Financial Officer)

/s/ Sandra Schneider	Chief Accounting Officer	March 31, 2022
Sandra Schneider	(Principal Accounting Officer)

/s/ Vinit Asar	Director	March 31, 2022
Vinit Asar

/s/ Sally Crawford	Director	March 31, 2022
Sally Crawford

/s/ David King	Director	March 31, 2022
David King

/s/ Richard Kuntz, M.D.	Director	March 31, 2022
Richard Kuntz, M.D.

/s/ Karen Matusinec	Director	March 31, 2022
Karen Matusinec