Form 10-Q
period 2022-03-31
ZimVie Inc.
filed 2022-05-05
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41242

ZIMVIE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2007795
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10225 Westmoor Drive Westminster, CO	80021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 443-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ZIMV	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s Common Stock outstanding as of April 29, 2022 was 26,080,012.

ZIMVIE INC.

QUARTERLY REPORT

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of federal securities laws, including, among others, any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: the effects of the COVID-19 global pandemic and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective procedures and our ability to collect accounts receivable; dependence on new product development, technological advances and innovation; shifts in the product category or regional sales mix of our products and services; supply and prices of raw materials and products; pricing pressures from competitors, customers, dental practices and insurance providers; changes in customer demand for our products and services caused by demographic changes or other factors; challenges relating to changes in and compliance with governmental laws and regulations affecting our United States (“U.S.”) and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of products; competition; the impact of healthcare reform measures; reductions in reimbursement levels by third-party payors; cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare group purchasing organizations, including the volume-based procurement process in China; control of costs and expenses; dependence on a limited number of suppliers for key raw materials and outsourced activities; the ability to obtain and maintain adequate intellectual property protection; breaches or failures of our information technology systems or products, including by cyberattack, unauthorized access or theft; the ability to retain the independent agents and distributors who market our products; our ability to attract, retain and develop the highly skilled employees we need to support our business; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; a determination by the Internal Revenue Service that the distribution or certain related transactions should be treated as taxable transactions; financing transactions undertaken in connection with the separation and risks associated with additional indebtedness; the impact of the separation on our businesses and the risk that the businesses will not be separated successfully or such separation may be more difficult, time-consuming and/or costly than expected, which could impact our relationships with customers, suppliers, employees and other business counterparties; restrictions on activities following the distribution in order to preserve the tax-free treatment of the distribution; the ability to form and implement alliances; changes in tax obligations arising from tax reform measures, including European Union (“EU”) rules on state aid, or examinations by tax authorities; product liability, intellectual property and commercial litigation losses; changes in general industry and market conditions, including domestic and international growth rates; changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; and the impact of the ongoing financial and political uncertainty on countries in the Euro zone on the ability to collect accounts receivable in affected countries.

See also Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from the forward-looking statements. Readers of this report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

You are also advised to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This cautionary note is applicable to all forward-looking statements contained in this report.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Net Sales
Third party, net	$234,682	$245,940
Related party, net	919	1,791
Total Net Sales	235,601	247,731
Cost of products sold, excluding intangible asset amortization	(85,010)	(80,091)
Related party cost of products sold, excluding intangible asset amortization	(797)	(1,211)
Intangible asset amortization	(20,905)	(21,883)
Research and development	(17,653)	(13,429)
Selling, general and administrative	(134,112)	(129,085)
Restructuring	(742)	(482)
Acquisition, integration, divestiture and related	(9,005)	(1,225)
Operating Expenses	(268,224)	(247,406)
Operating (Loss) Income	(32,623)	325
Other income (expense), net	255	(362)
Interest expense, net	(711)	(153)
Loss Before Income Taxes	(33,079)	(190)
Income tax benefit	7,423	617
Net (Loss) Income	$(25,656)	$427
(Loss) Income Per Common Share - Basic	$(0.98)	$0.02
(Loss) Income Per Common Share - Diluted	(0.98)	0.02

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net (Loss) Income	$(25,656)	$427
Other Comprehensive Loss:
Foreign currency cumulative translation adjustments, net of tax	(14,666)	(26,328)
Total Other Comprehensive Loss	(14,666)	(26,328)
Comprehensive Loss	$(40,322)	$(25,901)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$104,259	$100,399
Accounts receivable, net of allowance for credit losses of $14,001 and $16,545, respectively	156,151	164,241
Related party receivable	23,974	—
Inventories	239,281	246,832
Prepaid expenses and other current assets	25,446	25,380
Total Current Assets	549,111	536,852
Property, plant and equipment, net of accumulated depreciation of $394,986 and $418,191, respectively	170,537	180,243
Goodwill	263,015	267,810
Intangible assets, net	735,999	766,175
Other assets	55,603	75,656
Total Assets	$1,774,265	$1,826,736
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$39,108	$45,026
Related party payable	26,261	—
Income taxes payable	17,067	6,278
Other current liabilities	123,088	133,280
Current portion of long-term debt	14,025	—
Total Current Liabilities	219,549	184,584
Deferred income taxes, net	147,030	129,475
Lease liability	41,589	45,317
Other long-term liabilities	11,743	15,983
Non-current portion of debt	541,898	—
Total Liabilities	961,809	375,359
Commitments and Contingencies (Note 14)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 26,077 and 0, respectively	261	—
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	878,948	—
Accumulated deficit	(9,307)	—
Net parent company investment	—	1,494,157
Accumulated other comprehensive loss	(57,446)	(42,780)
Total Stockholders' Equity	812,456	1,451,377
Total Stockholders' Equity	812,456	1,451,377
Total Liabilities and Stockholders' Equity	$1,774,265	$1,826,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
		Additional		Net Parent	Other
	Common	Paid-In	Accumulated	Company	Comprehensive	Total
	Stock	Capital	Deficit	Investment	Loss	Equity
Balance December 31, 2021	$—	$—	$—	$1,494,157	$(42,780)	$1,451,377
Net loss	—	—	(9,307)	(16,349)	—	(25,656)
Net transactions with Zimmer Biomet Holdings, Inc., including separation adjustments	—	—	—	(70,430)	—	(70,430)
Net consideration paid to Zimmer Biomet Holdings, Inc. in connection with distribution	—	—	—	(540,567)	—	(540,567)
Reclassification of net parent company investment to additional paid-in capital	261	866,550	—	(866,811)	—	—
Stock activity under stock plans	—	(32)	—	—	—	(32)
Share-based compensation expense	—	12,430	—	—	—	12,430
Other comprehensive loss	—	—	—	—	(14,666)	(14,666)
Balance March 31, 2022	$261	$878,948	$(9,307)	$—	$(57,446)	$812,456

					Accumulated
		Additional		Net Parent	Other
	Common	Paid-In	Accumulated	Company	Comprehensive	Total
	Stock	Capital	Deficit	Investment	Income (Loss)	Equity
Balance December 31, 2020	$—	$—	$—	$1,485,978	$4,577	$1,490,555
Net income	—	—	—	427	—	427
Net transactions with Zimmer Biomet Holdings, Inc.	—	—	—	1,417	—	1,417
Other comprehensive loss	—	—	—	—	(26,328)	(26,328)
Balance March 31, 2021	$—	$—	$—	$1,487,822	$(21,751)	$1,466,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows (used in) provided by operating activities:
Net (loss) income	$(25,656)	$427
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,554	32,972
Share-based compensation	13,472	1,425
Deferred income tax provision	(17,901)	(5,616)
Other non-cash items	122	(274)
Changes in operating assets and liabilities
Income taxes	11,258	256
Accounts receivable	(10,117)	7,497
Related party receivables	(24,214)	—
Inventories	8,726	4,965
Accounts payable and accrued liabilities	(8,639)	(25,136)
Related party payables	26,368	—
Other assets and liabilities	(15,872)	3,519
Net cash (used in) provided by operating activities	(9,899)	20,035
Cash flows used in investing activities:
Additions to instruments	(4,040)	(10,422)
Additions to other property, plant and equipment	(2,047)	(1,550)
Other investing activities	(2,000)	(2,200)
Net cash used in investing activities	(8,087)	(14,172)
Cash flows provided by (used in) financing activities:
Net transactions with Zimmer Biomet	6,920	(70)
Dividend paid to Zimmer Biomet	(540,567)	—
Proceeds from term loans	595,000	—
Payments on term loans	(34,000)	—
Debt issuance costs	(5,170)	—
Payments related to tax withholding for share-based compensation	(157)	—
Proceeds from stock option activity	125	—
Repayments of debt due to Zimmer Biomet	—	(7,274)
Net cash provided by (used in) financing activities	22,151	(7,344)
Effect of exchange rates on cash and cash equivalents	(305)	(778)
Increase (decrease) in cash and cash equivalents	3,860	(2,259)
Cash and cash equivalents, beginning of year	100,399	27,418
Cash and cash equivalents, end of period	$104,259	$25,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Background, Nature of Business and Basis of Presentation

Background

On March 1, 2022, ZimVie Inc. ("ZimVie", "we," "us" and "our") and Zimmer Biomet Holdings, Inc. ("Zimmer Biomet") entered into a Separation and Distribution Agreement, pursuant to which Zimmer Biomet agreed to spin off its spine and dental businesses into ZimVie, a new, publicly traded company. Zimmer Biomet effected the separation through a pro rata distribution of 80.3% of the outstanding shares of common stock of ZimVie. Following the distribution on March 1, 2022, Zimmer Biomet stockholders as of the record date for the distribution owned 80.3% of the outstanding shares of ZimVie common stock; Zimmer Biomet retained 19.7% of the outstanding shares of ZimVie common stock. The distribution is intended to qualify as generally tax-free to Zimmer Biomet stockholders for United States ("U.S.") federal income tax purposes, except for any cash received by stockholders in lieu of fractional shares. ZimVie is now a standalone publicly traded company and, on March 1, 2022, regular-way trading of our common stock commenced on the Nasdaq Stock Market under the symbol "ZIMV." The distribution was completed pursuant to the Separation and Distribution Agreement and other agreements with Zimmer Biomet related to the distribution, including, but not limited to a tax matters agreement, an employee matters agreement, a transition services agreement and transition manufacturing agreements. See Note 13 for further description of the impact of the distribution and ongoing activities with Zimmer Biomet.

Nature of Business

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for spine and dental patients worldwide. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to treat a wide range of spine pathologies and support dental tooth replacement and restoration procedures. Our broad portfolio addresses all areas of spine with market leadership in cervical disc replacement and vertebral body tethering to treat pediatric scoliosis, and we are well-positioned in the growing global dental implant and biomaterials market with market leadership in oral reconstruction. Our operations are principally managed on a products basis and include two operating segments, 1) the spine products segment, and 2) the dental products segment.

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

In the dental products market, our core services include designing, manufacturing and distributing dental implant solutions. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental prosthetic products are aimed at providing a more natural restoration to resemble the original teeth, and dental regenerative products are for soft tissue and bone rehabilitation. Our key products include the T3® Implant, Tapered Screw-Vent Implant System, Trabecular Metal™ Dental Implant, BellaTek Encode Impression System, and Puros Allograft Particulate.

Basis of Presentation

We have historically existed and functioned as part of the consolidated business of Zimmer Biomet. The accompanying condensed consolidated financial statements are prepared on a standalone basis and, for periods prior to March 1, 2022, are derived from Zimmer Biomet’s consolidated financial statements and accounting records.

On March 1, 2022, ZimVie became a standalone publicly traded company, and our financial statements are now presented on a consolidated basis. Prior to March 1, 2022, our historical condensed combined financial statements were prepared on a carve-out basis. The unaudited financial statements for all periods presented, including our historical results prior to March 1, 2022, are now referred to as "Condensed Consolidated Financial Statements," and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete consolidated financial statements are not included herein. In our opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report"). The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

Prior to the distribution, our equity balance in these condensed consolidated financial statements represented the excess of total assets over liabilities including the due to/from balances between us and Zimmer Biomet (referred to as "net parent investment" or "NPI") and accumulated other comprehensive income (loss). NPI was primarily impacted by contributions from Zimmer Biomet which were the result of treasury activities and net funding provided by or distributed to Zimmer Biomet.

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

Accounting Pronouncements Recently Issued

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

2. Restructuring

In December 2019 and December 2021, Zimmer Biomet initiated restructuring plans (the "Restructuring Plans") with an objective of reducing costs to allow further investment in higher priority growth opportunities. The restructuring charges incurred in the three months ended March 31, 2022 and 2021 primarily related to employee termination benefits, contract terminations and retention period compensation and benefits. The following table summarizes the liabilities directly attributable to us that were recognized under the Restructuring Plans (in thousands):

	Employee Termination Benefits	Other	Total
Balance, December 31, 2021	$1,099	$1,150	$2,249
Additions	—	742	742
Cash payments	(36.0)	(742)	(778)
Balance, March 31, 2022	$1,063	$1,150	$2,213

Balance, December 31, 2020	$1,960	$—	$1,960
Additions	148	334	482
Cash payments	(148)	(334)	(482)
Balance, March 31, 2021	$1,960	$—	$1,960

We do not include restructuring charges in the operating profit of our reportable segments.

3. Share-Based Compensation

Conversion Awards

Zimmer Biomet has share-based compensation plans under which it granted stock options, restricted stock units ("RSUs") and performance-based RSUs. In connection with the distribution, ZimVie employees with outstanding Zimmer Biomet stock-based awards received replacement stock-based awards. The ratio used to convert the Zimmer Biomet stock-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the distribution when compared to the aggregate intrinsic value of the award immediately prior to the distribution. Outstanding RSUs and performance-based RSUs were converted into 0.3 million ZimVie RSUs at a weighted average fair value of $31.55, and outstanding stock options were converted into 2.1 million ZimVie stock options at a weighted average fair value of $14.76. Due to the conversion, ZimVie will incur $21.3 million of incremental share-based compensation expense. Of this amount, $10.3 million was related to previously-vested but unexercised stock option awards and was recognized at the distribution date. The remaining $11.0 million will be recognized over the option awards' remaining weighted average vesting period of 2.5 years, including $1.3 million that was recognized in March 2022. As of March 31, 2022, $9.7 million of incremental expense remained unrecognized.

New Awards

Effective March 1, 2022, ZimVie established the ZimVie Inc. 2022 Stock Incentive Plan (the "2022 Plan"). A total of 3.0 million shares of common stock are authorized under the 2022 Plan. Shares to be issued pursuant to converted Zimmer Biomet stock-based awards do not count against this limit. At March 31, 2022, 2.2 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock or RSUs. Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

For periods prior to the distribution, we specifically identified employees who were associated with our historical operations and calculated expense based upon the awards received under the Zimmer Biomet plans, as well as expense related to corporate or shared employees allocated to us on a proportional cost allocation method, primarily based on revenue.

Share-based compensation expense was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$1,797	$128
Research and development	2,078	229
Selling, general and administrative	9,597	1,068
	13,472	1,425
Tax benefit related to awards	(3,148)	(334)
Total expense, net of tax	$10,324	$1,091

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. For new awards granted after the distribution: expected volatility of 52.29% was derived from a peer group's combined historical volatility that was de-levered and re-levered for ZimVie as ZimVie does not have sufficient historical volatility based on the expected term of the underlying options; the expected term of the stock options of 6.0 years was determined using the simplified method; and the risk-free interest rate of 1.94% was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The dividend yield was zero as ZimVie has no plans to pay a dividend for the foreseeable future.

Stock option activity was as follows:

	Period Ended March 31, 2022
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at March 1, 2022	2,125,548	$27.32
Granted	360,989	24.02
Exercised	(8,772)	14.22
Forfeited	(3,991)	28.83
Outstanding at March 31, 2022	2,473,774	$26.88	7.6	$0.7
Exercisable at March 31, 2022	1,275,892	$25.20	6.3	$0.7

At March 31, 2022, we had unrecognized share-based compensation cost related to unvested stock options of $15.7 million, which is expected to be amortized over the remaining weighted average vesting period of approximately 2.7 years.

RSU activity was as follows:

	Period Ended March 31, 2022
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at March 1, 2022	264,420	$31.55
Granted	485,605	24.02
Vested	(24,101)	31.55
Forfeited	(1,047)	31.55
Outstanding at March 31, 2022	724,877	$26.51

At March 31, 2022, we had unrecognized share-based compensation cost related to unvested RSUs of $17.2 million, which is expected to be amortized into net income over the remaining weighted average vesting period of approximately 2.7 years. The total fair value of RSUs that vested during the period ended March 31, 2022 was $0.8 million.

4. Earnings Per Share

On March 1, 2022, 26.1 million ZimVie common shares were distributed in connection with the distribution. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, this amount was assumed to be outstanding throughout all periods presented up to and including March 1, 2022 in the calculation of basic weighted average shares. For periods prior to the distribution, it was assumed that there were no dilutive equity instruments, as there were no equity awards of ZimVie outstanding prior to the distribution.

The calculation of weighted average shares for the basic and diluted share earnings per common shares is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2022	2021
Net (loss) income	$(25,656)	$427

Weighted Average shares outstanding for basic net earnings per share	26,057	26,050
Effect of dilutive stock options and other equity awards (1)	—	—
Weighted Average shares outstanding for dilutive net earnings per share	26,057	26,050

Basic and diluted (loss) earnings per common share	$(0.98)	$0.02

(1) Since we incurred a net loss in the three months ended March 31, 2022, no dilutive stock options or other equity awards were included as diluted shares.

For the three months ended March 31, 2022, a weighted average of 1.7 million options to purchase shares of common stock would not have been included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$197,992	$199,553
Work-in-progress	24,556	26,700
Raw materials	16,733	20,579
Inventories	$239,281	$246,832

Amounts charged to cost of products sold in the condensed consolidated statements of operations for excess and obsolete ("E&O") inventory, including certain product lines we intend to discontinue, in the three months ended March 31, 2022 and 2021 were $8.3 million and $6.7 million, respectively.

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by historical reportable segment (in thousands):

	Spine	Dental	Total
Balance at December 31, 2021
Goodwill, Gross	$1,089,400	$409,810	$1,499,210
Accumulated impairment losses	(1,089,400)	(142,000)	(1,231,400)
Goodwill, Net	—	267,810	267,810
Currency translation	—	(4,795)	(4,795)
Balance at March 31, 2022
Goodwill, Gross	1,089,400	405,015	1,494,415
Accumulated impairment losses	(1,089,400)	(142,000)	(1,231,400)
Goodwill, Net	$—	$263,015	$263,015

The components of identifiable intangible assets were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2021:
Intangible assets subject to amortization:
Gross carrying amount	$873,913	$143,187	$379,967	$56,839	$1,453,906
Accumulated amortization	(409,839)	(56,233)	(171,576)	(50,083)	(687,731)
Total identifiable intangible assets	$464,074	$86,954	$208,391	$6,756	$766,175
As of March 31, 2022:
Intangible assets subject to amortization:
Gross carrying amount	$863,671	$141,292	$372,641	$56,844	$1,434,448
Accumulated amortization	(417,823)	(57,802)	(173,654)	(49,170)	(698,449)
Total identifiable intangible assets	$445,848	$83,490	$198,987	$7,674	$735,999

Estimated annual amortization expense based upon intangible assets recognized as of March 31, 2022 for the years ending December 31, 2022 through 2026 is (in millions):

For the Years Ending December 31,
2022 (remaining)	$60.2
2023	80.4
2024	78.0
2025	75.2
2026	72.6
Thereafter	369.6
Total	$736.0

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Other current liabilities:
License and service agreements	$27,633	$31,154
Salaries, wages and benefits	26,269	40,986
Lease liabilities	13,123	12,628
Accrued liabilities	56,063	48,512
Total other current liabilities	$123,088	$133,280

8. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 10) are determined using Level 2 inputs. The carrying value of our debt (see Note 9) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, and accounts payable) approximated their fair values at December 31, 2021 and March 31, 2022 due to their short-term nature.

The fair values of acquisition-related contingent payments are estimated using Level 3 inputs. Contingent payments related to acquisitions consist of sales-based payments, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase. See Note 10 to our combined financial statements included in our Annual Report for additional information regarding contingent payments related to acquisitions.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2021	$10,181
Foreign currency impact	319
Balance March 31, 2022	$10,500

9. Debt

Our debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Term loan	$561,000	$—
Debt issuance costs	(5,077)	—
Total debt	555,923	—
Less: current portion	(14,025)	—
Total debt due after one year	$541,898	$—

We entered into a Credit Agreement, dated as of December 17, 2021 (the “Credit Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent and syndication agent, and the lenders and issuing banks named therein. The Credit Agreement provides for revolving loans of up to $175.0 million (the “Revolver”) and term loan borrowings of up to $595.0 million.

On February 28, 2022 we borrowed the entire $595.0 million of available term loan borrowings (the “Original Term Loan Borrowing”) and on March 1, 2022, we prepaid $34.0 million of the Original Term Loan Borrowing (the $561.0 million of term borrowings following such prepayment being referred to as the “Term Loan” and, together with the Revolver, the “Credit Facility”). The Credit Facility has an initial term of five years. As of March 31, 2022, there were no borrowings under the Revolver.

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

Borrowings under the Revolver and the Term Loan bear interest, in the case of each term benchmark borrowing, at the adjusted term secured overnight financing rate (“SOFR”) for the interest period in effect for such borrowing, plus an applicable margin, which will range from 1.50% to 1.75%, based on ZimVie's consolidated total net leverage ratio. Borrowings under the Credit Facility that are not term benchmark borrowings bear interest at a per annum rate equal to (a) the greatest of (i) the prime rate in effect on such day, (ii) the Federal Reserve Bank of New York rate in effect on such day plus 1⁄2 of 1% and (iii) the adjusted term SOFR for a one month interest period as published two U.S. government securities business days prior to such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus (b) an applicable margin, which may range from 0.50% to 0.75%, based on ZimVie's consolidated total net leverage ratio. As of March 31, 2022, the applicable margin was 1.75% for term benchmark borrowings and 0.75% for benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property, and certain real property and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain at the end of any of our fiscal quarters commencing with the fiscal quarter ending June 30, 2022, a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of March 31, 2022.

See Note 13 to our combined financial statements included in our Annual Report for additional information on our Credit Agreement.

10. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency re-measurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. The amount of these gains (losses) is recorded in Other income (expense), net. Outstanding contracts are recorded on the condensed consolidated balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts were $40.0 million as of March 31, 2022.

Current derivative assets of $0.1 million as of March 31, 2022 are included in Prepaid expenses and other current assets on our condensed consolidated balance sheets. Current derivative liabilities of $0.1 million as of March 31, 2022 are included in Other current liabilities in our condensed consolidated balance sheets. Gains (losses) from these derivative instruments recognized on our condensed consolidated statements of operations in Other income (expense), net were negligible for each of the three months ended March 31, 2022 and 2021.

We had no outstanding derivatives as of December 31, 2021 and no activity for the three months ended March 31, 2021.

11. Income Taxes

Our effective tax rate (“ETR”) on loss before income taxes was 22.4% and 324.7% for the three months ended March 31, 2022 and 2021, respectively. In the three months ended March 31, 2022, the additional income tax benefit compared to the 21% statutory rate was driven by the impact of losses recorded prior to the distribution that were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns on a standalone, separate return basis and are not reflective of the tax results we expect to generate in the future. The benefit was further driven by state tax benefits, partially offset by foreign rate differentials and other permanent items. In the three months ended March 31, 2021, the income tax benefit was largely driven by the close to break-even income. In periods where our operating income approximates or is equal to break-even, the effective tax rates for quarter-to-date and full-year periods may not be meaningful due to discrete period items.

During the three months ended March 31, 2022, income tax balances were adjusted to reflect the income tax positions after distribution, including those related to tax loss and credit carryforwards, other deferred tax assets and liabilities and valuation allowances. These separation-related adjustments resulted in a $3.9 million increase to the net deferred tax liability, primarily due to inventory and intangible assets transferred in the separation, tax rate changes and changes to the permanent reinvestment assertion in the post-separation environment. The increase in the net deferred tax liability was offset by a corresponding decrease in NPI.

12. Segment Data

Net sales and other information by segment are as follows (in thousands):

	Net Sales		Operating (Loss) Profit		Depreciation and Amortization
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Spine	$114,113	$132,588	$5,099	$16,337	$8,341	$8,866
Dental	120,569	113,352	25,659	23,274	948	927
Segment Total	234,682	245,940	30,758	39,611	9,289	9,793
Related party transactions	919	1,791	(11,897)	(16,207)	—	—
Expenses related to Parent products	—	—	(616)	(86)	—	—
Intangible asset amortization	—	—	(20,905)	(21,883)	20,905	21,883
Restructuring	—	—	(742)	(482)	—	—
Acquisition, integration, divestiture and related	—	—	(9,005)	(1,225)	—	—
Other	—	—	(20,216)	597	2,360	1,296
Total	$235,601	$247,731	$(32,623)	$325	$32,554	$32,972

13. Related Party Transactions

Prior to the distribution, we did not operate as a standalone business and had various relationships with Zimmer Biomet whereby Zimmer Biomet provided services to us. Following the distribution, certain functions that Zimmer Biomet provided to us prior to the distribution either continue to be provided to us by Zimmer Biomet under a transition services agreement or are being performed using our own resources or third-party service providers. The following disclosures summarize activity between us and Zimmer Biomet that are included in our condensed consolidated financial statements.

Prior to Distribution

Corporate Overhead and Other Allocations from Zimmer Biomet

Zimmer Biomet provided certain services, which included, but were not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and other corporate departments. The expenses related to these services have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net trade sales, as applicable. When specific identification is not practicable, a proportional cost method was used primarily based on sales. Some of these services continue to be provided by Zimmer Biomet to ZimVie on a temporary basis after the separation under a transition services agreement.

Corporate allocations reflected in the condensed consolidated statements of operations are as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cost of products sold	$(78)	$(88)
Selling, general & administrative	14,271	16,875
Acquisition, integration, divestiture and related	(357)	—

Management believes that the methods used to allocate expenses to ZimVie are a reasonable reflection of the utilization of services provided to, or the benefit derived by, ZimVie during the periods presented. However, the allocations may not necessarily reflect the condensed consolidated financial position, results of operations and cash flows in the future or what they would have been had ZimVie been a separate, standalone entity during the periods presented.

Share-Based Compensation

As discussed in Note 3, our employees participated in Zimmer Biomet’s share-based compensation plans, the costs of which have been allocated and recorded in cost of products sold, R&D, and selling, general and administrative expenses in the condensed consolidated statements of operations. Share-based compensation costs related to our employees prior to the distribution were $1.0 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively.

In connection with the distribution, the awards held by employees were modified and resulted in incremental compensation expense as discussed in Note 3.

Centralized Cash Management

Zimmer Biomet used a centralized approach to cash management and financing of operations. The majority of our subsidiaries were party to Zimmer Biomet’s cash pooling arrangements with several financial institutions to maximize the availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash balances were swept regularly from our accounts. Cash transfers to and from Zimmer Biomet’s cash concentration accounts and the resulting balances at the end of each reporting period were reflected in NPI and net transactions with Zimmer Biomet in the condensed consolidated balance sheets and statements of cash flows, respectively.

Prior to the distribution, we borrowed $595 million under our borrowing agreement (see Note 9) and subsequently distributed $561 million of the proceeds to Zimmer Biomet. After this distribution and the impact of various transactions between the parties related to the separation, we had approximately $100 million of cash at distribution to operate as a standalone company. This includes approximately $10 million that will be payable to Zimmer Biomet upon the termination of certain interim operating model agreements as described below.

Manufacturing Services to Zimmer Biomet

We have certain manufacturing facilities that also produce orthopedic products that continue to be sold by Zimmer Biomet after the separation. The condensed consolidated statements of operations reflect the sales of these orthopedic products with Zimmer Biomet (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Related party net sales	$919	$1,791
Related party cost of products sold, excluding intangible asset amortization	797	1,211

We will continue to sell these products to Zimmer Biomet in future periods pursuant to a transition manufacturing and supply agreement as described below.

Net Parent Company Investment

As discussed under "Basis of Presentation" in Note 1, NPI is primarily impacted by contributions from Zimmer Biomet as a result of treasury activities and net funding provided by or distributed to Zimmer Biomet. The components of NPI are (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cash pooling and general financing activities	$(20,756)	$(16,717)
Corporate cost allocations	13,836	16,787
Net transactions with Zimmer Biomet reflected in the Condensed Consolidated Statements of Cash Flows	(6,920)	70
Share-based compensation expense	(1,042)	(1,425)
Other non-cash adjustments	78,392	(62)
Net transactions with parent reflected in the Condensed Consolidated Statements of Stockholders' Equity	$70,430	$(1,417)

For all periods prior to the distribution, transfers between ZimVie and Zimmer Biomet affiliates were recognized in Net transactions with Zimmer Biomet. In connection with the distribution, certain net assets of approximately $79 million that were included in our pre-distribution balance sheet were retained by Zimmer Biomet, with the offset of the non-cash transaction reflected as a distribution within NPI. Separation-related adjustments were also recognized in Net transactions with Zimmer Biomet.

After Distribution

In connection with the distribution, ZimVie entered into various agreements that govern activity between the parties, including, but not limited to, the the Separation and Distribution Agreement (the “Separation Agreement”), the Transition Services Agreement, interim operating model ("IOM") agreements, the Tax Matters Agreement, the Employee Matters Agreement and transition manufacturing and supply agreements.

The amount due from and to Zimmer Biomet under the various agreements described below are included in related party receivable or payable, as applicable, in our condensed consolidated balance sheets as follows (in thousands):

	March 31, 2022	December 31, 2021
Related party receivable	$23,974	$—
Related party payable	26,261	—

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

The agreements that we entered into with Zimmer Biomet that govern aspects of ZimVie's relationship with Zimmer Biomet following the distribution include:

Transition Services Agreement - Pursuant to the Transition Services Agreement, we and Zimmer Biomet provide certain services to one another, on an interim, transitional basis following the separation and the distribution. The services provided include certain regulatory services, commercial services, operational services, tax services, clinical affairs services, information technology services, finance and accounting services and human resource and employee benefits services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services and are included in Selling, general and administrative in our condensed consolidated statements of operations. The Transition Services Agreement terminates on the expiration of the term of the last service provided thereunder, which will generally be no later than March 31, 2025. Subject to certain exceptions in the case of willful misconduct or fraud, the liability of each of Zimmer Biomet and us under the Transition Services Agreement for the services it provides will be limited to the aggregate service fees paid to it in the immediately preceding one-year period.

Interim Operating Agreements - Zimmer Biomet and ZimVie entered into a series of IOM agreements pursuant to which Zimmer Biomet and certain of its affiliates that held licenses, permits and other rights in connection with marketing, import and/or distribution of ZimVie products in various jurisdictions prior to the distribution will continue to market, import and distribute such products until such time as the relevant licenses and permits are transferred to ZimVie or its affiliates, while permitting ZimVie (or Zimmer Biomet, as applicable) to recognize revenue relating to the sale of its respective products, to the extent practicable. Under such IOM agreements and in accordance with the Separation Agreement, the relevant Zimmer Biomet entity will continue operations in the affected market on behalf of ZimVie, with ZimVie receiving all of the economic benefits and burdens of such activities. ZimVie began receiving these economic benefits as of March 1, 2022. Based on the terms of the IOM agreements, ZimVie determined it is the principal under this arrangement when: ZimVie holds all risks and rewards of ownership inclusive of risk of loss, market risk and benefits related to the inventory; ZimVie has latitude in pricing; ZimVie has the ability to direct Zimmer Biomet regarding decisions over inventory; and ZimVie is responsible for all credit and collections risks and losses associated with the related receivables. ZimVie is the principal in the majority of the IOM agreements and recognizes those sales on a gross basis. In limited jurisdictions, ZimVie is not the principal and recognizes revenue on a net basis. Upon exit of certain IOM agreements, ZimVie will pay approximately $10 million for the purchase of accounts receivable and inventory from Zimmer Biomet.

Tax Matters Agreement - The Tax Matters Agreement governs the respective rights, responsibilities and obligations of us and Zimmer Biomet after the distribution with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, tax elections, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.

The Tax Matters Agreement also imposes certain restrictions on us and our subsidiaries (including, among others, restrictions on share issuances, business combinations, sales of assets and similar transactions) designed to preserve the tax-free status of the distribution and certain related transactions. The Tax Matters Agreement provides special rules that allocate tax liabilities in the event the distribution, together with certain related transactions, does not qualify as tax-free. In general, under the Tax Matters Agreement, each party is expected to be responsible for any taxes imposed on Zimmer Biomet or us, as the case may be, that arise from the failure of the distribution, together with certain related transactions, to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Internal Revenue Code of 1986, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the Tax Matters Agreement. However, if such failure was the result of any acquisition of our shares or assets, or of any of our representations, statements or undertakings being incorrect, incomplete or breached, we generally will be responsible for all taxes imposed as a result of such acquisition or breach.

Employee Matters Agreement - The Employee Matters Agreement allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters. The Employee Matters Agreement governs certain compensation and employee benefits obligations with respect to the current and former employees and non-employee directors of each party. The Employee Matters Agreement provides that, except as otherwise specified, Zimmer Biomet is generally responsible for liabilities associated with employees who will remain employed by Zimmer Biomet and former employees whose last employment was with Zimmer Biomet’s businesses, and we are generally responsible for liabilities associated with employees who are or will be employed by us and former employees whose last employment was with the ZimVie businesses. The Employee Matters Agreement provided for the conversion of the outstanding awards granted under Zimmer Biomet’s equity compensation programs into adjusted awards relating to shares of Zimmer Biomet and/or ZimVie common stock in a manner intended to preserve the aggregate intrinsic value of the original awards. The adjusted awards are subject to substantially similar terms, vesting conditions, post-termination exercise rules and other restrictions that applied to the original Zimmer Biomet awards immediately before the separation.

Transition Manufacturing and Supply Agreement and Reverse Transition Manufacturing and Supply Agreement - Pursuant to the Transition Manufacturing and Supply Agreement and the Reverse Transition Manufacturing and Supply Agreement, we or Zimmer Inc., a wholly-owned subsidiary of Zimmer Biomet, as the case may be, will manufacture or cause to be manufactured certain products for the other party, on an interim, transitional basis. Pursuant to such agreements, we or Zimmer, Inc., as the case may be, will be required to purchase certain minimum amounts of products from the other party. The Transition Manufacturing and Supply Agreement and the Reverse Transition Manufacturing and Supply Agreement will terminate on the expiration of the term of the last product manufactured by us or Zimmer, Inc., as the case may be, pursuant to such agreements, which will generally be no later than March 1, 2027.

Other agreements include the Intellectual Property Matters Agreement and the Transitional Trademark License Agreement.

14. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $5.3 million and $5.9 million as of March 31, 2022 and December 31, 2021, respectively. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

Subject to certain exceptions specified in the Separation Agreement, we assumed the liability for, and control of, all pending and threatened legal matters related to our business, including liabilities for any claims or legal proceedings related to products that had been part of our business, but were discontinued prior to the distribution, as well as assumed or retained liabilities, and will indemnify Zimmer Biomet for any liability arising out of or resulting from such assumed legal matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the interim condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed in this Form 10-Q and in our Annual Report, particularly in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

OVERVIEW

On March 1, 2022, ZimVie Inc. ("ZimVie", "we," "us" and "our") and Zimmer Biomet Holdings Inc. ("Zimmer Biomet") entered into a Separation and Distribution Agreement, pursuant to which Zimmer Biomet agreed to spin off its spine and dental businesses into ZimVie, a new, publicly traded company. ZimVie is now a standalone publicly traded company and, on March 1, 2022, regular-way trading of our common stock commenced on the Nasdaq Stock Market under the symbol "ZIMV." The distribution was completed pursuant to the Separation and Distribution Agreement and other agreements with Zimmer Biomet related to the distribution, including, but not limited to a tax matters agreement, an employee matters agreement, a transition services agreement and transition manufacturing agreements.

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for spine and dental patients worldwide. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to treat a wide range of spine pathologies and support dental tooth replacement and restoration procedures. Our broad portfolio addresses all areas of spine with market leadership in cervical disc replacement ("CDR") and vertebral body tethering to treat pediatric scoliosis, and we are well-positioned in the growing global dental implant and biomaterials market with market leadership in oral reconstruction. Our operations are principally managed on a products basis and include two operating segments, 1) the spine products segment, and 2) the dental products segment.

In the spine products market, our core services include designing, manufacturing and distributing a full suite of spinal surgery solutions to treat patients with back or neck pain caused by degenerative conditions, deformities, tumors or traumatic injury of the spine. We also provide devices that promote bone healing.

In the dental products market, our core services include designing, manufacturing and distributing a comprehensive portfolio of dental implant solutions, biomaterials and digital dentistry solutions. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental prosthetic products are aimed at providing aesthetic and functional restoration to resemble the original teeth, and dental regenerative products are for soft tissue and bone rehabilitation.

We have a broad geographic revenue base, with meaningful exposure to both established and emerging markets. We have six manufacturing site locations, and a global presence in approximately 25 countries.

Impact of the COVID-19 Global Pandemic

Our results have been impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures. As COVID-19 rapidly started to spread throughout the world in early 2020, our net sales decreased as countries took precautions to prevent the spread of the virus with lockdowns and stay-at-home measures and as hospitals deferred elective surgical procedures. Although we began to see some recovery of elective surgical procedures as various lockdowns and stay-at-home measures were lifted during 2021, resurgences and highly-transmissible variants resulted in further deferrals of elective surgical procedures in the second half of 2021 and in the first quarter of 2022.

Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans in the U.S. However, typical seasonal patterns have been, and could continue to be, different as a result of COVID-19.

With the deferral of elective surgical procedures, we have taken prudent measures in an effort to maintain an adequate financial profile to have access to capital to fund the business during these unprecedented times. In continued response to the COVID-19 pandemic, we have taken a cautious approach to discretionary spending such as travel, meetings and other project spend that can be delayed with limited long-term detriment to the business. However, to date we have not experienced significant disruptions in our supply chain, or in our ability to meet our customer demands.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 and 2021

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in thousands):

	Three Months Ended March 31,					Foreign
	2022	2021	% Inc (Dec)	Volume/Mix	Price	Exchange
Spine	$114,113	$132,588	(13.9)%	(13.3)%	0.6%	(1.2)%
Dental	120,569	113,352	6.4	7.2	2.0	(2.8)
Third Party Sales	234,682	245,940	(4.6)	(3.8)	1.2	(2.0)
Related Party	919	1,791	(48.7)	N/A	N/A	N/A
Total	$235,601	$247,731	(4.9)	N/A	N/A	N/A

Demand (Volume/Mix) Trends

The spine product category revenue was impacted by markets exited in connection with the distribution, products that were discontinued in late 2021 due to a brand rationalization initiative, increased competition on certain products, distributor bulk orders in the first quarter of 2021 that did not recur and the surge in COVID cases in early 2022 related to the Omicron variant. In the dental product category, there was increased demand in the three months ended March 31, 2022 for all product types, with the strongest growth in implants and digital products. Within the dental product category, positive volume/mix trends reflect higher demand for tooth replacement procedures combined with the growing market segment of digital dentistry and biomaterials.

Pricing Trends

The spine product category continued to experience governmental healthcare cost containment efforts and similar efforts at local hospitals and health systems. The dental product category experienced price improvement in certain geographic regions, especially North America.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in United States ("U.S.") Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros, Japanese Yen, Chinese Renminbi, Canadian Dollars and New Taiwan Dollars.

Expenses as a Percent of Net Sales

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021 Inc (Dec)
Cost of products sold, excluding intangible asset amortization	36.1%	32.3%	3.8%
Related party cost of products sold, excluding intangible asset amortization	0.3	0.5	(0.2)
Intangible asset amortization	8.9	8.8	0.1
Research and development	7.5	5.4	2.1
Selling, general and administrative	56.9	52.1	4.8
Restructuring	0.3	0.2	0.1
Acquisition, integration, divestiture and related	3.8	0.5	3.3
Operating (Loss) Income	(13.8)	0.1	(13.9)

Cost of Products Sold and Intangible Asset Amortization

The increase in cost of products sold as a percentage of sales in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to an incremental $1.7 million in share-based compensation expense due to converted Zimmer Biomet awards (for more information, see Note 3 to our condensed consolidated financial statements) and an increase of $1.6 million in excess and obsolete inventory charges, resulting from the sales declines in the spine product category.

Intangible asset amortization as a percentage of net sales increased slightly in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to amortization expense not decreasing ratably with the decline in our net sales.

Operating Expenses

Research and development ("R&D") expenses as a percentage of net sales and in terms of dollars increased in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily as a result of an incremental $1.9 million in share-based compensation expense due to converted Zimmer Biomet awards (for more information, see Note 3 to our condensed consolidated financial statements).

SG&A expenses increased in dollars and as a percentage of sales in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily as a result of an incremental $8.1 million in share-based compensation expense due to converted Zimmer Biomet awards (for more information, see Note 3 to our condensed consolidated financial statements). Additionally, increases in travel and conferences expenses were partially offset by decreases in variable selling and distribution expenses resulting from decreased sales.

Restructuring expense is related to Zimmer Biomet's Restructuring Plans instituted in the fourth quarters of 2019 and 2021 with an overall objective of reducing costs to allow investment in higher priority growth opportunities. We recognized expenses of $0.7 million and $0.5 million in the three months ended March 31, 2022 and 2021, respectively, primarily related to employee termination benefits, contract terminations and retention period compensation and benefits. For more information regarding these expenses, see Note 2 to our condensed consolidated financial statements.

Acquisition, integration, divestiture and related expenses increased in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to the increased costs related to the March 1, 2022 distribution and costs incurred in connection with building out capabilities necessary to becoming a standalone, public company.

Other Income (Expense), net, Interest Expense, net, and Income Taxes

Our non-operating other income (expense), net, primarily relates to the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency. Therefore, the income or expense varies based upon the volatility of foreign currency exchange rates.

Our interest expense, net, in the three months ended March 31, 2022 was related to our new Credit Agreement (for more information, see Note 9 to our condensed consolidated financial statements). Interest expense, net, in the three months ended March 31, 2021 was related to debt due to parent and was insignificant.

Our effective tax rate (“ETR”) on loss before income taxes was 22.4% and 324.7% for the three months ended March 31, 2022 and 2021, respectively. In the three months ended March 31, 2022, the additional income tax benefit compared to the 21% statutory rate was driven by the impact of losses recorded prior to the distribution that were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns on a standalone, separate return basis and are not reflective of the tax results we expect to generate in the future. The benefit was further driven by state tax benefits, partially offset by foreign rate differentials and other permanent items. In the three months ended March 31, 2021, the income tax benefit was largely driven by the close to break-even income. In periods where our operating income approximates or is equal to break-even, the effective tax rates for quarter-to-date and full-year periods may not be meaningful due to discrete period items.

During the three months ended March 31, 2022, income tax balances were adjusted to reflect the income tax positions after distribution, including those related to tax loss and credit carryforwards, other deferred tax assets and liabilities and valuation allowances. These separation-related adjustments resulted in a $3.9 million increase to the net deferred tax liability, primarily due to inventory and intangible assets transferred in the separation, tax rate changes and changes to the permanent reinvestment assertion in the post-separation environment. The increase in the net deferred tax liability was offset by a corresponding decrease in NPI.

Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

	Net Sales		Operating Profit		Operating Profit as a Percentage of Net Sales
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Spine	$114,113	$132,588	$5,099	$16,337	4.5%	12.3%
Dental	120,569	113,352	25,659	23,274	21.3	20.5

In the three months ended March 31, 2022, our spine segment's net sales declined compared to the three months ended March 31, 2021 due to markets exited in connection with the distribution, products that were discontinued in late 2021 due to a brand rationalization initiative, increased competition on certain products, distributor bulk orders in the first quarter of 2021 that did not recur and the surge in COVID cases in early 2022 related to the Omicron variant. In the three months ended March 31, 2022, our dental segment's net sales increased compared to the three months ended March 31, 2021 due to increased sales in all product types, with the highest growth experienced in implants and digital products. In our spine segment, operating profit decreased, driven by a decline in sales and increased pricing pressure on our cost of products sold, as well as an increase in E&O charges. In our dental segment, operating profit increased in the three months ended March 31, 2022 primarily due to increased sales and product mix.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022 and December 31, 2021, we had $104.3 million and $100.4 million, respectively, in cash and cash equivalents.

Sources of Liquidity

Cash flows used in operating activities were $9.9 million in the three months ended March 31, 2022 compared to cash flows provided by operating activities of $20.0 in the three months ended March 31, 2021 due to the decline in profitability and other assets and liabilities, which includes the impact of increased prepaid insurance for policies that became effective after the distribution. Cash flows from operating assets and liabilities decreased in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to increased accounts receivable and other assets and liabilities, partially offset by increased accounts payable and accrued liabilities, increased income taxes and decreased inventory.

Cash flows used in investing activities were $8.1 million in the three months ended March 31, 2022 compared to $14.2 million in the three months ended March 31, 2021. Additions to instruments and property, plant and equipment reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.

Cash flows provided by financing activities were $22.2 million in the three months ended March 31, 2022 compared to cash flows used in financing activities of $7.3 million in the three months ended March 31, 2021. In the 2022 period, borrowings under our term loan (as discussed in Note 9) were used primarily for a dividend to Zimmer Biomet at the time of the distribution.

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

On February 28, 2022 we borrowed $595.0 million of available term loan borrowings and on March 1, 2022, we repaid $34.0 million of the term loan borrowing. We transferred $540.6 million of the proceeds from such borrowing to Zimmer Biomet. We will make interest payments on the term loan borrowings quarterly, and we will commence quarterly principal payments in mid-2022. For additional information regarding our current debt arrangements, including the term loan amortization schedule, see Note 13 to our combined financial statements included in our Annual Report. In addition, for information regarding our other material estimated future cash requirements under our contractual obligations and certain other commitments, see “Material Cash Requirements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. There have been no material changes to such information except as set forth herein. We believe that future cash from operations will provide us the opportunity to enter into financing arrangements and access capital markets to provide adequate resources to fund our future cash flow needs, but we cannot assure you that we will be able to enter into such arrangements or transactions on satisfactory terms or at all.

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended March 31, 2022 to the application of our critical accounting estimates as described in our Annual Report.

ACCOUNTING DEVELOPMENTS

See Note 1 to our condensed consolidated financial statements for information on how recent accounting pronouncements have affected or may affect our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates, interest rates and commodity prices that could affect our financial condition, results of operations and cash flows.

Foreign Currency Exchange Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Chinese Renminbi, Israeli Shekel, New Zealand Dollar and Swedish Krona. We manage our foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign currency exchange rate movements on transactions denominated in foreign currencies, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. These forward contracts are designed to reduce the foreign exchange impact monetary assets and liabilities in non-functional currencies have on our financial results. Realized and unrealized gains and losses on these contracts are recognized in other income (expense), net.

Commodity Price Risk

We purchase raw material commodities such as cobalt chrome, titanium, tantalum, polymer and sterile packaging. We enter into supply contracts generally with terms of 12 to 24 months, where available, on these commodities to alleviate the effect of market fluctuation in prices. As part of our risk management program, we perform sensitivity analyses related to potential commodity price changes. A 10% price change across all these commodities would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

Interest Rate Risk

Our interest expense and related risks as reported in our condensed consolidated statements of operations are growing due to the Credit Agreement. As of March 31, 2022 we had $561.0 million of floating rate debt potentially subject to SOFR. A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, decrease our annual pre-tax earnings by $5.6 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

For additional information related to our contingencies, see Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 1A.Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report, which could materially affect our business, financial condition and results of operations. There have been no material changes in those risk factors. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations. In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our Annual Report, any of which could materially affect our business, financial condition and results of operations.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

3.1	Amended and Restated Certificate of Incorporation of ZimVie Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
3.2	Amended and Restated Bylaws of ZimVie Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

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

10.9+

ZimVie Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 of the Company’s Form S-8 Registration Statement (Registration No. 333-263069) filed with the SEC on February 28, 2022).

10.10	ZimVie Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).
10.11+	ZimVie Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.12+

ZimVie Inc. Change in Control Severance Agreement with Vafa Jamali, dated as of March 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.13+	Form of ZimVie Inc. Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.14+	ZimVie Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.15+	ZimVie Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.16+

Form of ZimVie Inc. Corporate Executive Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.17+	ZimVie Inc. Supplemental Individual Disability Insurance Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.18+

Form of ZimVie Inc. Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.19+	ZimVie Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Form S-8 Registration Statement (Registration No. 333-263069) filed with the SEC on February 28, 2022).
10.20+

Form of ZimVie Inc. Three-Year Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.21+

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

10.24+

Form of ZimVie Inc. Restricted Stock Unit Award Agreement under the Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company's Annual Repot on Form 10-K filed with the SEC on March 31, 2022).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZimVie Inc.

Date: May 5, 2022	By:	/s/ Richard Heppenstall
Richard Heppenstall
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)