Form 10-Q
period 2022-06-30
ZimVie Inc.
filed 2022-08-10
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41242

ZIMVIE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2007795
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10225 Westmoor Drive Westminster, CO	80021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 443-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ZIMV	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s Common Stock outstanding as of August 5, 2022 was 26,084,045.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales
Third party, net	$233,367	$263,613	$468,049	$509,553
Related party, net	1,197	2,113	$2,116	3,904
Total Net Sales	234,564	265,726	470,165	513,457
Cost of products sold, excluding intangible asset amortization	(80,011)	(85,757)	(165,021)	(165,848)
Related party cost of products sold, excluding intangible asset amortization	(1,061)	(1,506)	(1,858)	(2,717)
Intangible asset amortization	(19,916)	(21,631)	(40,821)	(43,514)
Research and development	(15,282)	(15,436)	(32,935)	(28,865)
Selling, general and administrative	(126,052)	(139,990)	(260,164)	(269,075)
Restructuring	(5,055)	(895)	(5,797)	(1,377)
Acquisition, integration, divestiture and related	(8,723)	(5,733)	(17,728)	(6,958)
Operating Expenses	(256,100)	(270,948)	(524,324)	(518,354)
Operating Loss	(21,536)	(5,222)	(54,159)	(4,897)
Other income (expense), net	107	89	362	(273)
Interest expense, net	(4,894)	(41)	(5,605)	(194)
Loss Before Income Taxes	(26,323)	(5,174)	(59,402)	(5,364)
Income tax benefit	17,611	433	25,034	1,050
Net Loss	$(8,712)	$(4,741)	$(34,368)	$(4,314)
Loss Per Common Share - Basic	$(0.33)	$(0.18)	$(1.32)	$(0.17)
Loss Per Common Share - Diluted	(0.33)	(0.18)	(1.32)	(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Loss	$(8,712)	$(4,741)	$(34,368)	$(4,314)
Other Comprehensive (Loss) Income:
Foreign currency cumulative translation adjustments, net of tax	(45,674)	5,260	$(60,340)	(21,068)
Total Other Comprehensive (Loss) Income	(45,674)	5,260	(60,340)	(21,068)
Comprehensive (Loss) Income	$(54,386)	$519	$(94,708)	$(25,382)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$130,052	$100,399
Accounts receivable, net of allowance for credit losses of $13,158 and $16,545, respectively	166,687	164,241
Related party receivable	21,740	—
Inventories	226,525	246,832
Prepaid expenses and other current assets	28,885	25,380
Total Current Assets	573,889	536,852
Property, plant and equipment, net of accumulated depreciation of $395,655 and $418,191, respectively	162,899	180,243
Goodwill	258,587	267,810
Intangible assets, net	686,053	766,175
Other assets	51,159	75,656
Total Assets	$1,732,587	$1,826,736
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$43,023	$45,026
Related party payable	44,522	—
Income taxes payable	13,672	6,278
Other current liabilities	131,545	133,280
Current portion of long-term debt	14,025	—
Total Current Liabilities	246,787	184,584
Deferred income taxes, net	128,304	129,475
Lease liability	38,994	45,317
Other long-term liabilities	15,269	15,983
Non-current portion of debt	538,676	—
Total Liabilities	968,030	375,359
Commitments and Contingencies (Note 14)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 26,082 and 0, respectively	261	—
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	885,435	—
Accumulated deficit	(18,019)	—
Net parent company investment	—	1,494,157
Accumulated other comprehensive loss	(103,120)	(42,780)
Total Stockholders' Equity	764,557	1,451,377
Total Stockholders' Equity	764,557	1,451,377
Total Liabilities and Stockholders' Equity	$1,732,587	$1,826,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
		Additional		Net Parent	Other
	Common	Paid-In	Accumulated	Company	Comprehensive	Total
	Stock	Capital	Deficit	Investment	(Loss) Income	Equity
Balance March 31, 2022	$261	$878,948	$(9,307)	$—	$(57,446)	$812,456
Net loss	—	—	(8,712)	—	—	(8,712)
Stock activity under stock plans	—	28	—	—	—	28
Share-based compensation expense	—	6,459	—	—	—	6,459
Other comprehensive loss	—	—	—	—	(45,674)	(45,674)
Balance June 30, 2022	$261	$885,435	$(18,019)	$—	$(103,120)	$764,557

Balance March 31, 2021	$—	$—	$—	$1,487,822	$(21,751)	$1,466,071
Net loss	—	—	—	(4,741)	—	(4,741)
Net transactions with Zimmer Biomet Holdings, Inc.,	—	—	—	(18,975)	—	(18,975)
Other comprehensive income	—	—	—	—	5,260	5,260
Balance June 30, 2021	$—	$—	$—	$1,464,106	$(16,491)	$1,447,615

					Accumulated
		Additional		Net Parent	Other
	Common	Paid-In	Accumulated	Company	Comprehensive	Total
	Stock	Capital	Deficit	Investment	(Loss) Income	Equity
Balance December 31, 2021	$—	$—	$—	$1,494,157	$(42,780)	$1,451,377
Net loss	—	—	(18,019)	(16,349)	—	(34,368)
Net transactions with Zimmer Biomet Holdings, Inc., including separation adjustments	—	—	—	(70,430)	—	(70,430)
Net consideration paid to Zimmer Biomet Holdings, Inc. in connection with distribution	—	—	—	(540,567)	—	(540,567)
Reclassification of net parent company investment to additional paid-in capital	261	866,550	—	(866,811)	—	—
Stock activity under stock plans	—	(4)	—	—	—	(4)
Share-based compensation expense	—	18,889	—	—	—	18,889
Other comprehensive loss	—	—	—	—	(60,340)	(60,340)
Balance June 30, 2022	$261	$885,435	$(18,019)	$—	$(103,120)	$764,557

Balance December 31, 2020	$—	$—	$—	$1,485,978	$4,577	$1,490,555
Net loss	—	—	—	(4,314)	—	(4,314)
Net transactions with Zimmer Biomet Holdings, Inc.	—	—	—	(17,558)	—	(17,558)
Other comprehensive loss	—	—	—	—	(21,068)	(21,068)
Balance June 30, 2021	$—	$—	$—	$1,464,106	$(16,491)	$1,447,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities:
Net loss	$(34,368)	$(4,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,267	63,648
Share-based compensation	19,694	3,348
Deferred income tax provision	(32,817)	(10,530)
Other non-cash items	590	(331)
Changes in operating assets and liabilities
Income taxes	11,333	316
Accounts receivable	(25,371)	3,888
Related party receivables	(22,367)	—
Inventories	11,765	248
Accounts payable and accrued liabilities	8,556	(390)
Related party payables	45,536	—
Other assets and liabilities	(14,141)	(3,085)
Net cash provided by operating activities	30,677	52,798
Cash flows used in investing activities:
Additions to instruments	(6,089)	(17,217)
Additions to other property, plant and equipment	(6,165)	(4,202)
Other investing activities	(1,949)	(3,700)
Net cash used in investing activities	(14,203)	(25,119)
Cash flows provided by (used in) financing activities:
Net transactions with Zimmer Biomet Holdings, Inc.	6,920	(20,967)
Dividend paid to Zimmer Biomet Holdings, Inc.	(540,567)	—
Proceeds from term loans	595,000	—
Payments on term loans	(37,506)	—
Debt issuance costs	(5,170)	—
Repayments of debt due to Zimmer Biomet Holdings, Inc.	—	(8,225)
Other financing activities	51	(751)
Net cash provided by (used in) financing activities	18,728	(29,943)
Effect of exchange rates on cash and cash equivalents	(5,549)	(110)
Increase (decrease) in cash and cash equivalents	29,653	(2,374)
Cash and cash equivalents, beginning of year	100,399	27,418
Cash and cash equivalents, end of period	$130,052	$25,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Background, Nature of Business and Basis of Presentation

Background

On March 1, 2022, ZimVie Inc. ("ZimVie," "we," "us" and "our") and Zimmer Biomet Holdings, Inc. ("Zimmer Biomet") entered into a Separation and Distribution Agreement, pursuant to which Zimmer Biomet agreed to spin off its spine and dental businesses into ZimVie, a new, publicly traded company. Zimmer Biomet effected the separation through a pro rata distribution of 80.3% of the outstanding shares of common stock of ZimVie. Following the distribution on March 1, 2022, Zimmer Biomet stockholders as of the record date for the distribution owned 80.3% of the outstanding shares of ZimVie common stock; Zimmer Biomet retained 19.7% of the outstanding shares of ZimVie common stock. The distribution is intended to qualify as generally tax-free to Zimmer Biomet stockholders for United States ("U.S.") federal income tax purposes, except for any cash received by stockholders in lieu of fractional shares. ZimVie is now a standalone publicly traded company and, on March 1, 2022, regular-way trading of our common stock commenced on the Nasdaq Stock Market under the symbol "ZIMV." The distribution was completed pursuant to the Separation and Distribution Agreement and other agreements with Zimmer Biomet related to the distribution, including, but not limited to a tax matters agreement, an employee matters agreement, a transition services agreement and transition manufacturing agreements. See Note 13 for further description of the impact of the distribution and ongoing activities with Zimmer Biomet.

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

In the spine products market, our core services include designing, manufacturing and distributing medical devices and surgical instruments to deliver comprehensive solutions for individuals with back or neck pain caused by degenerative conditions, deformities or traumatic injury of the spine. We also provide devices that promote bone healing. Other differentiated products in our spine portfolio include Mobi-C® Cervical Disc, a motion-preserving alternative to fusion for patients with cervical disc disease, and The Tether™, a novel non-fusion device for treatment of pediatric scoliosis.

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

Basis of Presentation

We have historically existed and functioned as part of the consolidated business of Zimmer Biomet. The accompanying condensed consolidated financial statements are prepared on a standalone basis and, for periods prior to March 1, 2022, were prepared on a carve-out basis from Zimmer Biomet’s consolidated financial statements and accounting records, and, accordingly, may not be indicative of the financial position, results of operations or cash flows had we operated as a standalone company during those periods.

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

2. Restructuring

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. During the three and six months ended June 30, 2022, we approved and committed to undertake actions under this plan which resulted in a pre-tax charge of $1.7 million in those periods. We anticipate total charges related to this program of approximately $5-6 million, including projects in process or under final evaluation. The restructuring charges incurred in the three and six months ended June 30, 2022 under this plan were primarily related to employee termination benefits. We anticipate incurring the remaining charges throughout 2022 and 2023.

In December 2019 and December 2021, Zimmer Biomet initiated restructuring plans (the "ZB Restructuring Plans") with an objective of reducing costs to allow further investment in higher priority growth opportunities. We incurred pre-tax charges related to the ZB Restructuring Plans of $3.4 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $4.1 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively. The restructuring charges incurred in the three and six months ended June 30, 2022 and 2021 under these plans primarily related to employee termination benefits, contract terminations and retention period compensation and benefits. We do not expect to incur material expenses from the ZB Restructuring Plans after June 30, 2022.

The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above and excludes non-cash charges (in thousands):

	Six Months Ended June 30, 2022
	Employee Termination Benefits	Other	Total
Balance, December 31, 2021	$1,099	$1,150	$2,249
Additions	1,500	2,511	4,011
Non-cash adjustments	—	(320)	(320)
Cash payments	(1,207)	(1,572)	(2,779)
Balance, June 30, 2022	$1,392	$1,769	$3,161

We do not include restructuring charges in the operating profit of our reportable segments.

3. Share-Based Compensation

Conversion Awards

Zimmer Biomet has share-based compensation plans under which it granted stock options, restricted stock units ("RSUs") and performance-based RSUs. In connection with the distribution, ZimVie employees with outstanding Zimmer Biomet share-based awards received replacement share-based awards. The ratio used to convert the Zimmer Biomet share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the distribution when compared to the aggregate intrinsic value of the award immediately prior to the distribution. Outstanding RSUs and performance-based RSUs were converted into 0.3 million ZimVie RSUs at a weighted average fair value of $31.55, and outstanding stock options were converted into 2.1 million ZimVie stock options at a weighted average fair value of $14.76. Due to the conversion, ZimVie will incur $21.3 million of incremental share-based compensation expense. Of this amount, $10.3 million was related to unvested and/or unexercised share-based awards and was recognized at the distribution date. The remaining $11.0 million is being recognized over the remainder of the share-based awards' weighted average vesting period of 2.5 years from the date of the distribution.

New Awards

Effective March 1, 2022, ZimVie established the ZimVie Inc. 2022 Stock Incentive Plan (the "2022 Plan"). A total of 3.0 million shares of common stock are authorized for future grants and awards under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At June 30, 2022, 1.4 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock or RSUs. Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

For periods prior to the distribution, we specifically identified employees who were associated with our historical operations and calculated expense based upon the awards received under the Zimmer Biomet plans, as well as expense related to corporate or shared employees allocated to us on a proportional cost allocation method, primarily based on revenue.

Share-based compensation expense was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$289	$129	$2,086	$257
Research and development	466	205	2,544	434
Selling, general and administrative	5,467	1,590	15,064	2,657
	6,222	1,924	19,694	3,348
Tax benefit related to awards	(1,572)	(451)	(4,601)	(785)
Total expense, net of tax	$4,650	$1,473	$15,093	$2,563

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

Stock option activity was as follows:

	Period Ended June 30, 2022
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at March 1, 2022	2,125,548	$27.32
Granted	484,650	23.87
Exercised	(12,949)	17.28
Forfeited	(33,097)	21.01
Outstanding at June 30, 2022	2,564,152	$26.69	7.7	$-
Exercisable at June 30, 2022	1,256,388	$25.20	6.3	$-

Aggregate intrinsic value was negligible at June 30, 2022. At June 30, 2022, we had unrecognized share-based compensation cost related to unvested stock options of $15.1 million, which is expected to be amortized over the remaining weighted average vesting period of approximately 2.2 years.

RSU activity was as follows:

	Period Ended June 30, 2022
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at March 1, 2022	264,420	$31.55
Granted	1,266,602	26.66
Vested	(25,679)	31.55
Forfeited	(35,740)	25.11
Outstanding at June 30, 2022	1,469,603	$24.90

At June 30, 2022, we had unrecognized share-based compensation cost related to unvested RSUs of $27.8 million, which is expected to be amortized into net income over the remaining weighted average vesting period of approximately 2.6 years. The total fair value of RSUs that vested during the period ended June 30, 2022 was $0.8 million.

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

The calculation of weighted average shares for the basic and diluted share earnings per common share is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(8,712)	$(4,741)	$(34,368)	$(4,314)

Weighted Average shares outstanding for basic net earnings per share	26,073	26,050	26,069	26,050
Effect of dilutive stock options and other equity awards (1)	—	—	—	—
Weighted Average shares outstanding for dilutive net earnings per share	26,073	26,050	26,069	26,050

Basic loss per common share	$(0.33)	$(0.18)	$(1.32)	$(0.17)
Diluted loss per common share	$(0.33)	$(0.18)	$(1.32)	$(0.17)

(1) Since we incurred a net loss in the three and six months ended June 30, 2022 and 2021, no dilutive stock options or other equity awards were included as diluted shares.

For the three and six months ended June 30, 2022, a weighted average of 3.7 million and 2.4 million, respectively, options to purchase shares of common stock would not have been in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$193,771	$199,553
Work-in-progress	21,241	26,700
Raw materials	11,513	20,579
Inventories	$226,525	$246,832

Amounts charged to cost of products sold in the condensed consolidated statements of operations for excess and obsolete ("E&O") inventory, including certain product lines we intend to discontinue, were $9.2 million and $7.7 million in the three months ended June 30, 2022 and 2021, respectively, and were $17.6 million and $14.4 million in the six months ended June 30, 2022 and 2021, respectively.

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by historical reportable segment (in thousands):

	Spine	Dental	Total
Balance at December 31, 2021
Goodwill, Gross	$1,089,400	$409,810	$1,499,210
Accumulated impairment losses	(1,089,400)	(142,000)	(1,231,400)
Goodwill, Net	—	267,810	267,810
Currency translation	—	(9,223)	(9,223)
Balance at June 30, 2022
Goodwill, Gross	1,089,400	400,587	1,489,987
Accumulated impairment losses	(1,089,400)	(142,000)	(1,231,400)
Goodwill, Net	$—	$258,587	$258,587

The components of identifiable intangible assets were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2021:
Intangible assets subject to amortization:
Gross carrying amount	$873,913	$143,187	$379,967	$56,839	$1,453,906
Accumulated amortization	(409,839)	(56,233)	(171,576)	(50,083)	(687,731)
Total identifiable intangible assets	$464,074	$86,954	$208,391	$6,756	$766,175
As of June 30, 2022:
Intangible assets subject to amortization:
Gross carrying amount	$835,635	$136,102	$359,764	$54,364	$1,385,865
Accumulated amortization	(419,228)	(58,145)	(174,606)	(47,833)	(699,812)
Total identifiable intangible assets	$416,407	$77,957	$185,158	$6,531	$686,053

Estimated annual amortization expense for the years ending December 31, 2022 through 2026 based on exchange rates in effect at December 31, 2021 is as follows (in millions):

For the Years Ending December 31,
2022 (remaining)	$40.3
2023	80.4
2024	78.0
2025	75.2
2026	72.6
Thereafter	339.6
Total	$686.1

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Other current liabilities:
License and service agreements	$25,860	$31,154
Salaries, wages and benefits	36,304	40,986
Lease liabilities	12,577	12,628
Accrued liabilities	56,804	48,512
Total other current liabilities	$131,545	$133,280

8. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 10) are determined using Level 2 inputs. The carrying value of our debt (see Note 9) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, and accounts payable) approximated their fair values at December 31, 2021 and June 30, 2022 due to their short-term nature.

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2021	$10,181
Change in estimate	2,750
Foreign currency impact	319
Balance June 30, 2022	$13,250

9. Debt

Our debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Term loan	$557,494	$—
Debt issuance costs	(4,793)	—
Total debt	552,701	—
Less: current portion	(14,025)	—
Total debt due after one year	$538,676	$—

We entered into a Credit Agreement, dated as of December 17, 2021 (the “Credit Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent and syndication agent, and the lenders and issuing banks named therein. The Credit Agreement provides for revolving loans of up to $175.0 million (the “Revolver”) and term loan borrowings of up to $595.0 million.

On February 28, 2022 we borrowed the entire $595.0 million of available term loan borrowings (the “Original Term Loan Borrowing”) and on March 1, 2022, we prepaid $34.0 million of the Original Term Loan Borrowing (the $561.0 million of term borrowings following such prepayment being referred to as the “Term Loan” and, together with the Revolver, the “Credit Facility”). The Credit Facility has an initial term of five years. On June 30, 2022, we made a $3.5 million scheduled principal payment on the Term Loan. As of June 30, 2022, $557.5 million was outstanding on the Term Loan following such payment, and there were no outstanding borrowings under the Revolver.

Following the reduction as a result of the $34.0 million prepayment of the Original Term Loan Borrowing on March 1, 2022, the Term Loan will amortize in equal quarterly installments in an aggregate amount equal to (i) 2.5% per annum of the original principal amount of the Original Term Loan Borrowing for the first two years of the facility, (ii) 5.0% per annum of the original principal amount of the Original Term Loan Borrowing for the following year of the facility and (iii) 10.0% per annum of the original principal amount of the Original Term Loan Borrowing for the last two years of the facility, commencing at the end of the fiscal quarter ending June 30, 2022, with the unpaid balance due in full on the maturity date. We are permitted to voluntarily prepay the loans under the Credit Facility at any time without premium or penalty, other than breakage fees.

Borrowings under the Revolver and the Term Loan bear interest, in the case of each term benchmark borrowing, at the adjusted term secured overnight financing rate (“SOFR”) for the interest period in effect for such borrowing, plus an applicable margin, which will range from 1.50% to 1.75%, based on ZimVie's consolidated total net leverage ratio. Borrowings under the Credit Facility that are not term benchmark borrowings bear interest at a per annum rate equal to (a) the greatest of (i) the prime rate in effect on such day, (ii) the Federal Reserve Bank of New York rate in effect on such day plus 1⁄2 of 1% and (iii) the adjusted term SOFR for a one month interest period as published two U.S. government securities business days prior to such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus (b) an applicable margin, which may range from 0.50% to 0.75%, based on ZimVie's consolidated total net leverage ratio. As of June 30, 2022, the applicable margin was 1.75% for term benchmark borrowings and 0.75% for benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property, and certain real property and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain at the end of any of our fiscal quarters commencing with the fiscal quarter ending June 30, 2022, a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of June 30, 2022.

See Note 13 to our combined financial statements included in our Annual Report for additional information on our Credit Agreement.

10. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. The amount of these gains (losses) is recorded in Other income (expense), net. Outstanding contracts are recorded on the condensed consolidated balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts were $62.5 million as of June 30, 2022.

Current derivative assets of $0.3 million as of June 30, 2022 are included in Prepaid expenses and other current assets on our condensed consolidated balance sheets. Current derivative liabilities of $1.2 million as of June 30, 2022 are included in Other current liabilities in our condensed consolidated balance sheets. Losses from these derivative instruments recognized on our condensed consolidated statements of operations in Other income (expense), net were $1.4 million for each of the three and six months ended June 30, 2022 and negligible for the three and six months ended June 30, 2021.

We had no outstanding derivatives as of December 31, 2021 and no activity for the six months ended June 30, 2021.

11. Income Taxes

Our effective tax rate (“ETR”) on loss before income taxes was 66.9% and 8.4%, for the three months ended June 30, 2022 and 2021, respectively, and 42.1% and 19.6% for the six months ended June 30, 2022 and 2021, respectively. In the three and six months ended June 30, 2022, the additional income tax benefit compared to the 21% statutory rate was driven by the impact of losses recorded prior to the distribution that were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns on a standalone, separate return basis and are not reflective of the tax results we expect to generate in the future. Additionally, for the three and six months ended June 30, 2022, profit in inventory recorded prior to the distribution is non-taxable as the inventory is sold post-separation to third parties, resulting in a significant benefit to the foreign rate differential. The benefit was further driven by state tax benefits and tax credits, partially offset by other permanent items. In the three and six months ended June 30, 2021, the income tax benefit was largely driven by the close to break-even income. In periods where our operating income approximates or is equal to break-even, the effective tax rates for quarter-to-date and full-year periods may not be meaningful due to discrete period items.

During the six months ended June 30, 2022, income tax balances were adjusted to reflect the income tax positions after distribution, including those related to tax loss and credit carryforwards, other deferred tax assets and liabilities and valuation allowances. These separation-related adjustments resulted in a $3.9 million increase to the net deferred tax liability, primarily due to inventory and intangible assets transferred in the separation, tax rate changes and changes to the permanent reinvestment assertion in the post-separation environment. The increase in the net deferred tax liability was offset by a corresponding decrease in NPI.

12. Segment Data

Net sales and operating profit (loss) by segment are as follows (in thousands):

	Net Sales		Operating Profit (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Spine	$115,218	$143,273	$7,262	$18,137
Dental	118,149	120,340	24,973	25,090
Segment Total	233,367	263,613	32,235	43,227
Related party transactions	1,197	2,113	136	(19,058)
Expenses related to Parent products	—	—	—	(269)
Intangible asset amortization	—	—	(19,916)	(21,631)
Restructuring	—	—	(5,055)	(895)
Acquisition, integration, divestiture and related	—	—	(8,723)	(5,733)
Other	—	—	(20,213)	(863)
Total	$234,564	$265,726	$(21,536)	$(5,222)

	Net Sales		Operating Profit (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Spine	$229,331	$275,861	$12,361	$34,474
Dental	238,718	233,692	50,632	48,364
Segment Total	468,049	509,553	62,993	82,838
Related party transactions	2,116	3,904	(12,118)	(35,265)
Expenses related to Parent products	—	—	(616)	(355)
Intangible asset amortization	—	—	(40,821)	(43,514)
Restructuring	—	—	(5,797)	(1,377)
Acquisition, integration, divestiture and related	—	—	(17,728)	(6,958)
Other	—	—	(40,072)	(266)
Total	$470,165	$513,457	$(54,159)	$(4,897)

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

Corporate allocations reflected in the condensed consolidated statements of operations are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cost of products sold	$-	$78	(78)	$(10)
Selling, general & administrative	-	19,587	14,271	36,462
Acquisition, integration, divestiture and related	-	3,071	(357)	3,071

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

Share-Based Compensation

As discussed in Note 3, our employees participated in Zimmer Biomet’s share-based compensation plans, the costs of which have been allocated and recorded in cost of products sold, R&D, and selling, general and administrative expenses in the condensed consolidated statements of operations. Share-based compensation costs related to our employees prior to the distribution were $1.9 million for the three months ended June 30, 2021, and $1.0 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively. There were no share-based compensation costs allocated during the three months ended June 30, 2022.

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

Manufacturing Services to Zimmer Biomet

We have certain manufacturing facilities that also produce orthopedic products that continue to be sold by Zimmer Biomet after the separation. The condensed consolidated statements of operations reflect the sales of these orthopedic products with Zimmer Biomet (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Related party net sales	$1,197	$2,113	$2,116	$3,904
Related party cost of products sold, excluding intangible asset amortization	1,061	1,506	1,858	2,717

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

Net Parent Company Investment

As discussed under "Basis of Presentation" in Note 1, NPI is primarily impacted by contributions from Zimmer Biomet as a result of treasury activities and net funding provided by or distributed to Zimmer Biomet. The components of NPI are (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cash pooling and general financing activities	$—	$(1,839)	$(20,756)	$(18,556)
Corporate cost allocations	—	22,736	13,836	39,523
Net transactions with Zimmer Biomet reflected in the Condensed Consolidated Statements of Cash Flows	—	20,897	(6,920)	20,967
Share-based compensation expense	—	(1,923)	(1,042)	(3,348)
Other non-cash adjustments	—	1	78,392	(61)
Net transactions with parent reflected in the Condensed Consolidated Statements of Stockholders' Equity	$—	$18,975	$70,430	$17,558

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

After Distribution

In connection with the distribution, ZimVie entered into various agreements that govern activity between the parties, including, but not limited to, the Separation and Distribution Agreement (the “Separation Agreement”), the Transition Services Agreement, interim operating model ("IOM") agreements, the Tax Matters Agreement, the Employee Matters Agreement and transition manufacturing and supply agreements.

The amount due from and to Zimmer Biomet under the various agreements described below are included in related party receivable or payable, as applicable, in our condensed consolidated balance sheets as follows (in thousands):

	June 30, 2022	December 31, 2021
Related party receivable	$21,740	$—
Related party payable	44,522	—

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

Other agreements include the Intellectual Property Matters Agreement and the Transitional Trademark License Agreement.

14. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $5.5 million and $5.9 million as of June 30, 2022 and December 31, 2021, respectively. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

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

OVERVIEW

On March 1, 2022, ZimVie Inc. ("ZimVie," "we," "us" and "our") and Zimmer Biomet Holdings Inc. ("Zimmer Biomet") entered into a Separation and Distribution Agreement, pursuant to which Zimmer Biomet agreed to spin off its spine and dental businesses into ZimVie, a new, publicly traded company. ZimVie is now a standalone publicly traded company and, on March 1, 2022, regular-way trading of our common stock commenced on the Nasdaq Stock Market under the symbol "ZIMV." The distribution was completed pursuant to the Separation and Distribution Agreement and other agreements with Zimmer Biomet related to the distribution, including, but not limited to a tax matters agreement, an employee matters agreement, a transition services agreement and transition manufacturing agreements. The accompanying condensed consolidated financial statements are prepared on a standalone basis and, for periods prior to March 1, 2022, were prepared on a carve-out basis from Zimmer Biomet’s consolidated financial statements and accounting records, and accordingly, may not be indicative of our financial position, results of operations or cash flows had we operated as a standalone company during those periods.

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

Impact of the COVID-19 Global Pandemic

Our results have been impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures. As COVID-19 rapidly started to spread throughout the world in early 2020, our net sales decreased as countries took precautions to prevent the spread of the virus with lockdowns and stay-at-home measures and as hospitals deferred elective surgical procedures. Although we began to see some recovery of elective surgical procedures as various lockdowns and stay-at-home measures were lifted during 2021, resurgences and highly-transmissible variants resulted in further deferrals of elective surgical procedures in the second half of 2021 and in the first half of 2022.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2022 and 2021

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in thousands):

	Three Months Ended June 30,					Foreign
	2022	2021	% Inc (Dec)	Volume/Mix	Price	Exchange
Spine	$115,218	$143,273	(19.6)%	(18.0)%	0.2%	(1.8)%
Dental	118,149	120,340	(1.8)	0.3	2.6	(4.7)
Third Party Sales	233,367	263,613	(11.5)	(9.5)	1.1	(3.1)
Related Party	1,197	2,113	(43.4)	N/A	N/A	N/A
Total	$234,564	$265,726	(11.7)	N/A	N/A	N/A

	Six Months Ended June 30,					Foreign
	2021	2020	% Inc (Dec)	Volume/Mix	Price	Exchange
Spine	$229,331	$275,861	(16.9)%	(15.8)%	0.4%	(1.5)%
Dental	238,718	233,692	2.2	3.5	2.5	(3.8)
Third Party Sales	468,049	509,553	(8.2)	(6.8)	1.2	(2.6)
Related Party	2,116	3,904	(45.8)	N/A	N/A	N/A
Total	$470,165	$513,457	(8.4)	N/A	N/A	N/A

Demand (Volume/Mix) Trends

The spine product category revenue was impacted by markets exited in connection with the discontinuation of products and brands rationalized in late 2021, increased competition, distributor bulk orders in the first quarter of 2021 that did not recur and the surge in COVID-19 cases in the first half of 2022 related to the Omicron variant. Additionally, under the transition services agreement with Zimmer Biomet certain markets recognize only a net benefit of operating profit passed through from Zimmer Biomet, rather than a gross presentation that includes revenue. In the dental product category, there was increased demand for all product types in the first half of 2022, with the strongest growth in implants and digital products. Within the dental product category, positive volume/mix trends reflect higher demand for tooth replacement procedures combined with the growing market segment of digital dentistry and biomaterials.

Pricing Trends

The spine product category continued to experience governmental healthcare cost pricing pressure efforts and similar efforts at local hospitals and health systems. The dental product category experienced price improvement in certain geographic regions, including North America and Europe.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in United States ("U.S.") Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros, Chinese Renminbi, Israeli Shekel, New Zealand Dollar, Japanese Yen, Canadian Dollar and Swedish Krona. For the three and six months ended June 30, 2022, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to the strengthening of the U.S. Dollar against the Euro.

Expenses as a Percent of Net Sales

	Three Months Ended June 30,
	2022	2021	2022 vs. 2021 % Inc (Dec)
Cost of products sold, excluding intangible asset amortization	34.1%	32.3%	1.8%
Related party cost of products sold, excluding intangible asset amortization	0.5	0.6	(0.1)
Intangible asset amortization	8.5	8.1	0.4
Research and development	6.5	5.8	0.7
Selling, general and administrative	53.7	52.7	1.0
Restructuring	2.2	0.3	1.9
Acquisition, integration, divestiture and related	3.7	2.2	1.5
Operating Loss	(9.2)	(2.0)	(7.2)

	Six Months Ended June 30,
	2022	2021	2022 vs. 2021 % Inc (Dec)
Cost of products sold, excluding intangible asset amortization	35.1%	32.3%	2.8%
Related party cost of products sold, excluding intangible asset amortization	0.4	0.5	(0.1)
Intangible asset amortization	8.7	8.5	0.2
Research and development	7.0	5.6	1.4
Selling, general and administrative	55.3	52.4	2.9
Restructuring	1.2	0.3	0.9
Acquisition, integration, divestiture and related	3.8	1.4	2.4
Operating Loss	(11.5)	(1.0)	(10.5)

Cost of Products Sold and Intangible Asset Amortization

The increase in cost of products sold as a percentage of sales in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was due to an increase of $1.5 million and $3.2 million, respectively, in excess and obsolete inventory charges in the spine product category. Additionally, in the six months ended June 30, 2022 there was an incremental expense of $1.7 million in share-based compensation expense due to converted Zimmer Biomet awards (for more information, see Note 3 to our condensed consolidated financial statements).

Intangible asset amortization as a percentage of net sales increased slightly in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, due to the relatively fixed nature of amortization expense period over period.

Operating Expenses

Research and development ("R&D") expenses as a percentage of net sales increased in the three months ended June 30, 2022 compared to the same 2021 period, primarily due to a decrease in net sales. R&D expenses as a percentage of net sales increased in the six months ended June 30, 2022 compared to the same 2021 period, primarily as a result of a decrease in net sales and an incremental $2.0 million in share-based compensation expense due to converted Zimmer Biomet awards (for more information, see Note 3 to our condensed consolidated financial statements).

Selling, general and administrative ("SG&A") expenses increased as a percentage of sales in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily as a result of an incremental $0.9 million and $9.0 million, respectively, in share-based compensation expense due to converted Zimmer Biomet awards (for more information, see Note 3 to our condensed consolidated financial statements), and the decrease in net sales. Additionally, increases in travel and conferences expenses were partially offset by decreases in variable selling and distribution expenses resulting from decreased sales. SG&A expenses in terms of dollars decreased in the three and six months ended June 30, 2022 compared to the same prior year periods, primarily due to cost containments, sales volume decrease, our 2021 brand rationalization and netting costs arrangements related to our interim operating agreements with Zimmer Biomet (for more information, see Note 13 to our condensed consolidated financial statements).

Restructuring expense is related to our restructuring plan initiated in June 2022 with the objective of reducing costs and optimizing our global footprint, primarily within our spine segment, and Zimmer Biomet's restructuring plans initiated in the fourth quarters of 2019 and 2021 to reduce costs and to allow investment in higher priority growth opportunities. We recognized expenses of $5.1 million and $0.9 million in the three months ended June 30, 2022 and 2021, respectively, and $5.8 million and $1.4 million in the six months ended

June 30, 2022 and 2021, respectively, related to these restructuring plans. The restructuring costs primarily related to employee termination benefits, contract terminations and retention period compensation and benefits. For more information regarding these expenses, see Note 2 to our condensed consolidated financial statements.

Acquisition, integration, divestiture and related expenses increased in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, due to the increased costs related to the March 1, 2022 distribution and costs incurred in connection with building out capabilities necessary to becoming a standalone, public company, as well as a change to expected contingent payments (for more information, see Note 8 to our condensed consolidated financial statements).

Other Income (Expense), net, Interest Expense, net, and Income Taxes

Our non-operating other income (expense), net, primarily relates to the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency. Therefore, the income or expense varies based upon the volatility of foreign currency exchange rates.

Our interest expense, net, in the three and six months ended June 30, 2022 was related to our new Credit Agreement (for more information, see Note 9 to our condensed consolidated financial statements). Interest expense, net, in the three and six months ended June 30, 2021 was related to debt due to parent and was insignificant.

Our effective tax rate (“ETR”) on loss before income taxes was 66.9% and 8.4% for the three months ended June 30, 2022 and 2021 , respectively, and 42.1% and 19.6% for the six months ended June 30, 2022 and 2021, respectively. In the three and six months ended June 30, 2022, the additional income tax benefit compared to the 21% statutory rate was driven by the impact of losses recorded prior to the distribution that were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns on a standalone, separate return basis and are not reflective of the tax results we expect to generate in the future. Additionally, for the three and six months ended June 30, 2022, profit in inventory recorded prior to the distribution is non-taxable as the inventory is sold post-separation to third parties, resulting in a significant benefit to the foreign rate differential. The benefit was further driven by state tax benefits and tax credits, partially offset by other permanent items. In the three and six months ended June 30, 2021, the income tax benefit was largely driven by the close to break-even income. In periods where our operating income approximates or is equal to break-even, the effective tax rates for quarter-to-date and full-year periods may not be meaningful due to discrete period items.

During the six months ended June 30, 2022, income tax balances were adjusted to reflect the income tax positions after distribution, including those related to tax loss and credit carryforwards, other deferred tax assets and liabilities and valuation allowances. These separation-related adjustments resulted in a $3.9 million increase to the net deferred tax liability, primarily due to inventory and intangible assets transferred in the separation, tax rate changes and changes to the permanent reinvestment assertion in the post-separation environment. The increase in the net deferred tax liability was offset by a corresponding decrease in net parent investment.

Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

	Net Sales		Operating Profit		Operating Profit as a Percentage of Net Sales
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Spine	$115,218	$143,273	$7,262	$18,137	6.3%	12.7%
Dental	118,149	120,340	24,973	25,090	21.1	20.8

	Net Sales		Operating Profit		Operating Profit as a Percentage of Net Sales
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Spine	$229,331	$275,861	$12,361	$34,474	5.4%	12.5%
Dental	238,718	233,692	50,632	48,364	21.2	20.7

In the three and six months ended June 30, 2022, our spine segment's net sales declined compared to the three and six months ended June 30, 2021 due to markets exited in connection with the discontinuation of products and brands rationalized in late 2021, increased competition, distributor bulk orders in the first quarter of 2021 that did not recur and the surge in COVID-19 cases in the first half of 2022 related to the Omicron variant. In the three months ended June 30, 2022, our dental segment's net sales decreased compared to the three months ended June 30, 2021, due primarily to changes in foreign currency exchange rates, which more than offset the impact of price and volume increases. In the six months ended June 30, 2022, our dental segment's net sales increased compared to the six months ended June 30, 2021 due to increased sales in all product types, with the highest growth experienced in implants and digital products, and price increases.

In our spine segment, operating profit decreased in the three and six months ended June 30, 2022 compared to the same prior year periods, driven by a decline in sales and increased pricing pressure on our cost of products sold, as well as an increase in E&O charges. In our dental segment, operating profit for the three months ended June 30, 2022 was comparable to the same prior year period. In our dental segment, operating profit increased in the six months ended June 30, 2022 compared to the same prior year period, primarily due to increased sales and product mix, as well as a decrease in selling costs.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022 and December 31, 2021, we had $130.1 million and $100.4 million, respectively, in cash and cash equivalents.

Sources of Liquidity

Cash flows provided by operating activities were $30.7 million in the six months ended June 30, 2022 compared to $52.8 million in the six months ended June 30, 2021, due primarily to increased accounts receivables and decreased other assets and liabilities, including the impact of increased prepaid insurance for policies that became effective after the distribution, partially offset by increased net related party balances, decreased cash flows from inventories, income taxes and accounts payable and accrued liabilities.

Cash flows used in investing activities were $14.2 million in the six months ended June 30, 2022 compared to $25.1 million in the six months ended June 30, 2021. The decrease in cash used in investing activities was primarily related to the decrease in expenditures for instruments due to management's optimization of our product portfolio and manufacturing and logistics network.

Cash flows provided by financing activities were $18.7 million in the six months ended June 30, 2022 compared to cash flows used in financing activities of $29.9 million in the six months ended June 30, 2021. In the 2022 period, new borrowings under our term loan (as discussed in Note 9) were used primarily for a dividend to Zimmer Biomet at the time of the distribution. Additionally, we made principal repayments on the term loan in the aggregate amount of $37.5 million.

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

On February 28, 2022 we borrowed $595.0 million of available term loan borrowings and on March 1, 2022, we repaid $34.0 million of the term loan borrowing. We transferred $540.6 million of the proceeds from such borrowing to Zimmer Biomet. We make interest payments on the term loan borrowings quarterly, and we commenced quarterly principal payments on June 30, 2022. For additional information regarding our current debt arrangements, including the term loan amortization schedule, see Note 13 to our combined financial statements included in our Annual Report. In addition, for information regarding our other material estimated future cash requirements under our contractual obligations and certain other commitments, see “Material Cash Requirements” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. There have been no material changes to such information except as set forth herein. We believe that future cash from operations will provide us the opportunity to enter into financing arrangements and access capital markets to provide adequate resources to fund our future cash flow needs, but we cannot assure you that we will be able to enter into such arrangements or transactions on satisfactory terms or at all.

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the six-month period ended June 30, 2022 to the application of our critical accounting estimates as described in our Annual Report.

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

Foreign Currency Exchange Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Chinese Renminbi, Israeli Shekel, New Zealand Dollar, Japanese Yen, Canadian Dollar and Swedish Krona. We manage our foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign currency exchange rate movements on transactions denominated in foreign currencies, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. These forward contracts are designed to reduce the foreign exchange impact monetary assets and liabilities in non-functional currencies have on our financial results. Realized and unrealized gains and losses on these contracts are recognized in other income (expense), net.

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

Interest Rate Risk

Our interest expense and related risks as reported in our condensed consolidated statements of operations are growing due to the Credit Agreement. As of June 30, 2022 we had $552.7 million of floating rate debt potentially subject to SOFR. A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, decrease our annual pre-tax earnings by $5.5 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report, which could materially affect our business, financial condition and results of operations. There have been no material changes in those risk factors. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations. In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our Annual Report, any of which could materially affect our business, financial condition and results of operations.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of ZimVie Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
3.2	Amended and Restated Bylaws of ZimVie Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
21	List of Subsidiaries.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZimVie Inc.

Date: August 10, 2022	By:	/s/ Richard Heppenstall
Richard Heppenstall
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)