Form 10-Q
period 2022-09-30
ZimVie Inc.
filed 2022-11-09
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the Registrant’s Common Stock outstanding as of November 4, 2022 was 26,088,272.

ZIMVIE INC.

QUARTERLY REPORT

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of federal securities laws, including, among others, any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: the effects of the COVID-19 global pandemic and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective procedures and our ability to collect accounts receivable; dependence on new product development, technological advances and innovation; shifts in the product category or regional sales mix of our products and services; supply and prices of raw materials and products; pricing pressures from competitors, customers, dental practices and insurance providers; changes in customer demand for our products and services caused by demographic changes or other factors; challenges relating to changes in and compliance with governmental laws and regulations affecting our United States (“U.S.”) and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of products; competition; the impact of healthcare reform measures; reductions in reimbursement levels by third-party payors; cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare group purchasing organizations, including the volume-based procurement process in China; control of costs and expenses; dependence on a limited number of suppliers for key raw materials and outsourced activities; the ability to obtain and maintain adequate intellectual property protection; breaches or failures of our information technology systems or products, including by cyberattack, unauthorized access or theft; the ability to retain the independent agents and distributors who market our products; our ability to attract, retain and develop the highly skilled employees we need to support our business; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; a determination by the Internal Revenue Service that the distribution or certain related transactions should be treated as taxable transactions; financing transactions undertaken in connection with the separation and risks associated with additional indebtedness; the impact of the separation on our businesses and the risk that the separation and the results thereof maybe more difficult, time consuming and/or costly than expected, which could impact our relationships with customers, suppliers, employees and other business counterparties; restrictions on activities following the distribution in order to preserve the tax-free treatment of the distribution; the ability to form and implement alliances; changes in tax obligations arising from tax reform measures, including European Union (“EU”) rules on state aid, or examinations by tax authorities; product liability, intellectual property and commercial litigation losses; changes in general industry and market conditions, including domestic and international growth rates; changes in general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations; and the impact of the ongoing financial and political uncertainty on countries in the Euro zone on the ability to collect accounts receivable in affected countries.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales
Third party, net	$213,274	$238,681	$681,323	$748,234
Related party, net	1,303	938	3,419	4,842
Total Net Sales	214,577	239,619	684,742	753,076
Cost of products sold, excluding intangible asset amortization	(58,311)	(90,549)	(223,332)	(256,397)
Related party cost of products sold, excluding intangible asset amortization	(1,319)	(789)	(3,177)	(3,506)
Intangible asset amortization	(19,357)	(21,527)	(60,178)	(65,041)
Research and development	(14,502)	(15,064)	(47,437)	(43,929)
Selling, general and administrative	(129,345)	(135,990)	(389,509)	(405,065)
Restructuring	(689)	(914)	(6,486)	(2,291)
Acquisition, integration, divestiture and related	(7,727)	(5,053)	(25,455)	(12,011)
Operating Expenses	(231,250)	(269,886)	(755,574)	(788,240)
Operating Loss	(16,673)	(30,267)	(70,832)	(35,164)
Other income (expense), net	615	(119)	977	(392)
Interest expense, net	(6,242)	(114)	(11,847)	(308)
Loss Before Income Taxes	(22,300)	(30,500)	(81,702)	(35,864)
Income tax benefit	23,131	251	48,165	1,301
Net Income (Loss)	$831	$(30,249)	$(33,537)	$(34,563)
Income (Loss) Per Common Share - Basic	$0.03	$(1.16)	$(1.29)	$(1.33)
Income (Loss) Per Common Share - Diluted	0.03	(1.16)	(1.29)	(1.33)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$831	$(30,249)	$(33,537)	$(34,563)
Other Comprehensive Loss:
Foreign currency cumulative translation adjustments, net of tax	(36,863)	(12,874)	(97,203)	(33,942)
Total Other Comprehensive Loss	(36,863)	(12,874)	(97,203)	(33,942)
Comprehensive Loss	$(36,032)	$(43,123)	$(130,740)	$(68,505)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$116,008	$100,399
Accounts receivable, net of allowance for credit losses of $14,749 and $16,545, respectively	156,858	164,241
Related party receivable	15,870	—
Inventories	224,232	246,832
Prepaid expenses and other current assets	33,255	25,380
Total Current Assets	546,223	536,852
Property, plant and equipment, net of accumulated depreciation of $382,411 and $418,191, respectively	150,293	180,243
Goodwill	254,403	267,810
Intangible assets, net	639,544	766,175
Other assets	38,898	75,656
Total Assets	$1,629,361	$1,826,736
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$41,075	$45,026
Related party payable	19,893	—
Income taxes payable	6,365	6,278
Other current liabilities	136,136	133,280
Current portion of long-term debt	14,025	—
Total Current Liabilities	217,494	184,584
Deferred income taxes, net	104,883	129,475
Lease liability	23,739	45,317
Other long-term liabilities	14,014	15,983
Non-current portion of debt	535,455	—
Total Liabilities	895,585	375,359
Commitments and Contingencies (Note 14)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 26,088 and 0, respectively	261	—
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	890,686	—
Accumulated deficit	(17,188)	—
Net parent company investment	—	1,494,157
Accumulated other comprehensive loss	(139,983)	(42,780)
Total Stockholders' Equity	733,776	1,451,377
Total Stockholders' Equity	733,776	1,451,377
Total Liabilities and Stockholders' Equity	$1,629,361	$1,826,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
		Additional		Net Parent	Other
	Common	Paid-In	Accumulated	Company	Comprehensive	Total
	Stock	Capital	Deficit	Investment	Loss	Equity
Balance June 30, 2022	$261	$885,435	$(18,019)	$—	$(103,120)	$764,557
Net Income	—	—	831	—	—	831
Stock activity under stock plans	—	54	—	—	—	54
Share-based compensation expense	—	5,197	—	—	—	5,197
Other comprehensive loss	—	—	—	—	(36,863)	(36,863)
Balance September 30, 2022	$261	$890,686	$(17,188)	$—	$(139,983)	$733,776

Balance June 30, 2021	$—	$—	$—	$1,464,106	$(16,491)	$1,447,615
Net loss	—	—	—	(30,249)	—	(30,249)
Net transactions with Zimmer Biomet Holdings, Inc.	—	—	—	(2,183)	—	(2,183)
Other comprehensive loss	—	—	—	—	(12,874)	(12,874)
Balance September 30, 2021	$—	$—	$—	$1,431,674	$(29,365)	$1,402,309

					Accumulated
		Additional		Net Parent	Other
	Common	Paid-In	Accumulated	Company	Comprehensive	Total
	Stock	Capital	Deficit	Investment	(Loss) Income	Equity
Balance December 31, 2021	$—	$—	$—	$1,494,157	$(42,780)	$1,451,377
Net loss	—	—	(17,188)	(16,349)	—	(33,537)
Net transactions with Zimmer Biomet Holdings, Inc., including separation adjustments	—	—	—	(70,430)	—	(70,430)
Net consideration paid to Zimmer Biomet Holdings, Inc. in connection with distribution	—	—	—	(540,567)	—	(540,567)
Reclassification of net parent company investment to additional paid-in capital	261	866,550	—	(866,811)	—	—
Stock activity under stock plans	—	50	—	—	—	50
Share-based compensation expense	—	24,086	—	—	—	24,086
Other comprehensive loss	—	—	—	—	(97,203)	(97,203)
Balance September 30, 2022	$261	$890,686	$(17,188)	$—	$(139,983)	$733,776

Balance December 31, 2020	$—	$—	$—	$1,485,978	$4,577	$1,490,555
Net loss	—	—	—	(34,563)	—	(34,563)
Net transactions with Zimmer Biomet Holdings, Inc.	—	—	—	(19,741)	—	(19,741)
Other comprehensive loss	—	—	—	—	(33,942)	(33,942)
Balance September 30, 2021	$—	$—	$—	$1,431,674	$(29,365)	$1,402,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities:
Net loss	$(33,537)	$(34,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,469	95,667
Share-based compensation	24,982	2,932
Deferred income tax provision	(51,775)	(13,087)
Loss on disposal of fixed assets	2,817	—
Other non-cash items	900	—
Changes in operating assets and liabilities
Income taxes	(113)	(1,046)
Accounts receivable	(18,408)	19,820
Related party receivables	(14,418)	—
Inventories	13,400	6,400
Accounts payable and accrued liabilities	12,562	(22,213)
Related party payables	24,172	—
Other assets and liabilities	(19,523)	(11,025)
Net cash provided by operating activities	33,528	42,885
Cash flows used in investing activities:
Additions to instruments	(9,671)	(19,820)
Additions to other property, plant and equipment	(11,483)	(14,428)
Other investing activities	(1,950)	(3,677)
Net cash used in investing activities	(23,104)	(37,925)
Cash flows provided by (used in) financing activities:
Net transactions with Zimmer Biomet Holdings, Inc.	6,920	1,304
Dividend paid to Zimmer Biomet Holdings, Inc.	(540,567)	—
Proceeds from term loans	595,000	—
Payments on term loans	(41,012)	—
Debt issuance costs	(5,170)	—
Repayments of debt due to Zimmer Biomet Holdings, Inc.	—	(8,048)
Other financing activities	37	(800)
Net cash provided by (used in) financing activities	15,208	(7,544)
Effect of exchange rates on cash and cash equivalents	(10,023)	(761)
Increase (decrease) in cash and cash equivalents	15,609	(3,345)
Cash and cash equivalents, beginning of year	100,399	27,418
Cash and cash equivalents, end of period	$116,008	$24,073

Supplemental schedule of noncash investing and financing activities:
Derecognition of right-of-use assets	$(14,174)	$—
Derecognition of lease liabilities	15,303	—

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

2. Restructuring

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. During the three and nine months ended September 30, 2022, we approved and committed to undertake actions under this plan that resulted in a pre-tax charge of $0.7 million and $2.4 million, respectively, in those periods. We anticipate total charges related to this program of approximately $5-6 million, including projects in process or under final evaluation. The restructuring charges incurred in the three and nine months ended September 30, 2022 under this plan were primarily related to employee termination benefits. We anticipate incurring the remaining charges throughout 2022 and 2023.

In December 2019 and December 2021, Zimmer Biomet initiated restructuring plans (the "ZB Restructuring Plans") with an objective of reducing costs to allow further investment in higher priority growth opportunities. We incurred pre-tax charges related to the ZB Restructuring Plans of less than $0.1 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $4.1 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. The restructuring charges incurred under these plans primarily related to employee termination benefits, contract terminations and retention period compensation and benefits. We do not expect to incur material expenses from the ZB Restructuring Plans after June 30, 2022.

The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above and excludes non-cash charges (in thousands):

	Nine Months Ended September 30, 2022
	Employee Termination Benefits	Other	Total
Balance, December 31, 2021	$1,099	$1,150	$2,249
Additions	1,777	2,923	4,700
Non-cash adjustments	—	(320)	(320)
Cash payments	(1,797)	(1,724)	(3,521)
Balance, September 30, 2022	$1,079	$2,029	$3,108

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

New Awards

Effective March 1, 2022, ZimVie established the ZimVie Inc. 2022 Stock Incentive Plan (the "2022 Plan"). A total of 3.0 million shares of common stock are authorized for future grants and awards under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At September 30, 2022, 1.5 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock and RSUs. Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

For periods prior to the distribution, we specifically identified employees who were associated with our historical operations and calculated expense based upon the awards received under the Zimmer Biomet plans, as well as expense related to corporate or shared employees allocated to us on a proportional cost allocation method, primarily based on revenue.

Share-based compensation expense was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$118	$145	$2,204	$402
Research and development	448	221	2,992	655
Selling, general and administrative	4,722	1,452	19,786	4,110
	5,288	1,818	24,982	5,167
Tax benefit related to awards	(1,328)	(426)	(5,918)	(1,211)
Total expense, net of tax	$3,960	$1,392	$19,064	$3,956

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

Stock option activity was as follows:

	Period Ended September 30, 2022
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at March 1, 2022	2,125,548	$27.32
Granted	484,650	23.87
Exercised	(12,949)	17.28
Forfeited	(122,607)	26.55
Outstanding at September 30, 2022	2,474,642	$26.73	7.1	$-
Exercisable at September 30, 2022	1,220,143	$25.35	5.6	$-

Aggregate intrinsic value was negligible at September 30, 2022. At September 30, 2022, we had unrecognized share-based compensation cost related to unvested stock options of $13.0 million, which is expected to be amortized over the remaining weighted average vesting period of approximately 2.0 years.

RSU activity was as follows:

	Period Ended September 30, 2022
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at March 1, 2022	264,420	$31.55
Granted	1,270,934	23.66
Vested	(33,980)	31.55
Forfeited	(100,578)	24.91
Outstanding at September 30, 2022	1,400,796	$24.84

At September 30, 2022, we had unrecognized share-based compensation cost related to unvested RSUs of $23.8 million, which is expected to be amortized into net income over the remaining weighted average vesting period of approximately 2.4 years. The total fair value of RSUs that vested during the period ended September 30, 2022 was $1.1 million.

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

The calculation of weighted average shares for the basic and diluted share earnings per common share is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$831	$(30,249)	$(33,537)	$(34,563)

Weighted average shares outstanding for basic net earnings per share	26,074	26,050	26,074	26,050
Effect of dilutive stock options and other equity awards (1)	76	—	—	—
Weighted average shares outstanding for dilutive net earnings per share	26,150	26,050	26,074	26,050

Basic income (loss) per common share	$0.03	$(1.16)	$(1.29)	$(1.33)
Diluted income (loss) per common share	$0.03	$(1.16)	$(1.29)	$(1.33)

(1) Since we incurred a net loss in the nine months ended September 30, 2022 and in the three and nine months ended September 30, 2021, no dilutive stock options or other equity awards were included as diluted shares in those periods.

For the three and nine months ended September 30, 2022, a weighted average of 3.8 million and 3.3 million, respectively, options to purchase shares of common stock would not have been in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$187,595	$199,553
Work-in-progress	22,396	26,700
Raw materials	14,241	20,579
Inventories	$224,232	$246,832

Amounts charged to cost of products sold in the condensed consolidated statements of operations for excess and obsolete ("E&O") inventory, including certain product lines we intend to discontinue, were $4.0 million and $11.2 million in the three months ended September 30, 2022 and 2021, respectively, and were $21.6 million and $25.6 million in the nine months ended September 30, 2022 and 2021, respectively.

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by historical reportable segment (in thousands):

	Spine	Dental	Total
Balance at December 31, 2021
Goodwill, Gross	$1,089,400	$409,810	$1,499,210
Accumulated impairment losses	(1,089,400)	(142,000)	(1,231,400)
Goodwill, Net	—	267,810	267,810
Currency translation	—	(13,407)	(13,407)
Balance at September 30, 2022
Goodwill, Gross	1,089,400	396,403	1,485,803
Accumulated impairment losses	(1,089,400)	(142,000)	(1,231,400)
Goodwill, Net	$—	$254,403	$254,403

The components of identifiable intangible assets were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2021:
Intangible assets subject to amortization:
Gross carrying amount	$873,913	$143,187	$379,967	$56,839	$1,453,906
Accumulated amortization	(409,839)	(56,233)	(171,576)	(50,083)	(687,731)
Total identifiable intangible assets	$464,074	$86,954	$208,391	$6,756	$766,175
As of September 30, 2022:
Intangible assets subject to amortization:
Gross carrying amount	$808,183	$131,021	$348,975	$54,090	$1,342,269
Accumulated amortization	(420,090)	(58,375)	(175,605)	(48,655)	(702,725)
Total identifiable intangible assets	$388,093	$72,646	$173,370	$5,435	$639,544

Estimated annual amortization expense for the years ending December 31, 2022 through 2026 based on exchange rates in effect at December 31, 2021 is as follows (in millions):

For the Years Ending December 31,
2022 (remaining)	$20.9
2023	80.4
2024	78.0
2025	75.2
2026	72.6
Thereafter	312.4
Total	$639.5

7. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Other current liabilities:
License and service agreements	$23,123	$31,154
Salaries, wages and benefits	38,384	40,986
Lease liabilities	9,450	12,628
Accrued liabilities	65,179	48,512
Total other current liabilities	$136,136	$133,280

8. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 10) are determined using Level 2 inputs. The carrying value of our debt (see Note 9) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, and accounts payable) approximated their fair values at December 31, 2021 and September 30, 2022 due to their short-term nature.

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2021	$10,181
Change in estimate	2,750
Foreign currency impact	319
Balance September 30, 2022	$13,250

9. Debt

Our debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Term loan	$553,987	$—
Debt issuance costs	(4,507)	—
Total debt	549,480	—
Less: current portion	(14,025)	—
Total debt due after one year	$535,455	$—

We entered into a Credit Agreement, dated as of December 17, 2021 (the “Credit Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent and syndication agent, and the lenders and issuing banks named therein. The Credit Agreement provides for revolving loans of up to $175.0 million (the “Revolver”) and term loan borrowings of up to $595.0 million.

On February 28, 2022 we borrowed the entire $595.0 million of available term loan borrowings (the “Original Term Loan Borrowing”) and on March 1, 2022, we prepaid $34.0 million of the Original Term Loan Borrowing (the $561.0 million of term borrowings following such prepayment being referred to as the “Term Loan” and, together with the Revolver, the “Credit Facility”). The Credit Facility has an initial term of five years. On each of June 30, 2022 and September 30, 2022, we made a $3.5 million scheduled principal payment on the Term Loan. As of September 30, 2022, $554.0 million was outstanding on the Term Loan following such payments, and there were no outstanding borrowings under the Revolver.

Following the reduction as a result of the $34.0 million prepayment of the Original Term Loan Borrowing on March 1, 2022, the Term Loan will amortize in equal quarterly installments in an aggregate amount equal to (i) 2.5% per annum of the original principal amount of the Original Term Loan Borrowing for the first two years of the facility, commencing at the end of the fiscal quarter ended June 30, 2022, (ii) 5.0% per annum of the original principal amount of the Original Term Loan Borrowing for the following year of the facility and (iii) 10.0% per annum of the original principal amount of the Original Term Loan Borrowing for the last two years of the facility, with the unpaid balance due in full on the maturity date. We are permitted to voluntarily prepay the loans under the Credit Facility at any time without premium or penalty, other than breakage fees.

Borrowings under the Revolver and the Term Loan bear interest, in the case of each term benchmark borrowing, at the adjusted term secured overnight financing rate (“SOFR”) for the interest period in effect for such borrowing, plus an applicable margin, which will range from 1.50% to 1.75%, based on ZimVie's consolidated total net leverage ratio. Borrowings under the Credit Facility that are not term benchmark borrowings bear interest at a per annum rate equal to (a) the greatest of (i) the prime rate in effect on such day, (ii) the Federal Reserve Bank of New York rate in effect on such day plus 1⁄2 of 1% and (iii) the adjusted term SOFR for a one month interest period as published two U.S. government securities business days prior to such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus (b) an applicable margin, which may range from 0.50% to 0.75%, based on ZimVie's consolidated total net leverage ratio. As of September 30, 2022, the applicable margin was 1.75% for term benchmark borrowings and 0.75% for benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property, and certain real property and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain at the end of any of our fiscal quarters commencing with the fiscal quarter ending June 30, 2022, a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of September 30, 2022.

See Note 13 to our combined financial statements included in our Annual Report for additional information on our Credit Agreement.

10. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. The amount of these gains (losses) is recorded in Other income (expense), net. Outstanding contracts are recorded on the condensed consolidated balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts were $47.5 million as of September 30, 2022.

Current derivative assets of $0.7 million as of September 30, 2022 are included in Prepaid expenses and other current assets on our condensed consolidated balance sheets. Current derivative liabilities of $0.7 million as of September 30, 2022 are included in Other current liabilities in our condensed consolidated balance sheets. Losses from these derivative instruments recognized on our condensed consolidated statements of operations in Other income (expense), net were $1.9 million and $3.3 million for the three and nine months ended September 30, 2022, respectively, and negligible for each of the three and nine months ended September 30, 2021.

We had no outstanding derivatives as of December 31, 2021 and no activity for the nine months ended September 30, 2021.

11. Income Taxes

Our effective tax rate (“ETR”) on loss before income taxes was 103.7% and 0.8%, for the three months ended September 30, 2022 and 2021, respectively, and 59.0% and 3.6% for the nine months ended September 30, 2022 and 2021, respectively. In the nine months ended September 30, 2022, the additional income tax benefit compared to the 21% statutory rate was driven by the impact of losses recorded prior to the distribution that were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns on a standalone, separate return basis and are not reflective of the tax results we expect to generate in the future. Additionally, for the three and nine months ended September 30, 2022, profit in inventory recorded prior to the distribution is non-taxable as the inventory is sold post-separation to third parties, resulting in a significant benefit to the foreign rate differential. The benefit was further driven by the recognition of a Puerto Rico withholding tax receivable available to offset income taxes, state tax benefits and tax credits, partially offset by other permanent items. In the nine months ended September 30, 2021, the income tax benefit was lower than the statutory tax rate driven by unfavorable jurisdictional mix in addition to expense for increasing valuation allowances.

During the nine months ended September 30, 2022, income tax balances were adjusted to reflect the income tax positions after distribution, including those related to tax loss and credit carryforwards, other deferred tax assets and liabilities and valuation allowances. These separation-related adjustments resulted in a $3.9 million increase to the net deferred tax liability, primarily due to inventory and intangible assets transferred in the separation, tax rate changes and changes to the permanent reinvestment assertion in the post-separation environment. The increase in the net deferred tax liability was offset by a corresponding decrease in NPI.

12. Segment Data

Net sales and operating profit (loss) by segment are as follows (in thousands):

	Net Sales		Operating Profit (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Spine	$108,153	$129,298	$17,258	$11,563
Dental	105,121	109,383	17,465	19,156
Segment Total	213,274	238,681	34,723	30,719
Related party transactions	1,303	938	(16)	(12,782)
Expenses related to Parent products	—	—	(275)	(792)
Intangible asset amortization	—	—	(19,357)	(21,527)
Restructuring	—	—	(689)	(914)
Acquisition, integration, divestiture and related	—	—	(7,727)	(5,053)
Other	—	—	(23,332)	(19,918)
Total	$214,577	$239,619	$(16,673)	$(30,267)

	Net Sales		Operating Profit (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Spine	$337,484	$405,159	$29,619	$46,037
Dental	343,839	343,075	68,097	67,520
Segment Total	681,323	748,234	97,716	113,557
Related party transactions	3,419	4,842	(11,777)	(48,047)
Expenses related to Parent products	—	—	(891)	(1,147)
Intangible asset amortization	—	—	(60,178)	(65,041)
Restructuring	—	—	(6,486)	(2,291)
Acquisition, integration, divestiture and related	—	—	(25,455)	(12,011)
Other	—	—	(63,761)	(20,184)
Total	$684,742	$753,076	$(70,832)	$(35,164)

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

Corporate allocations reflected in the condensed consolidated statements of operations are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of products sold	$-	$536	$(78)	$526
Selling, general & administrative	-	12,395	13,914	48,857

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

Share-Based Compensation

As discussed in Note 3, our employees participated in Zimmer Biomet’s share-based compensation plans, the costs of which have been allocated and recorded in cost of products sold, R&D, and selling, general and administrative expenses in the condensed consolidated statements of operations. Share-based compensation benefit related to our employees prior to the distribution were $0.4 million for the three months ended September 30, 2021, and $1.0 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively. There were no share-based compensation costs allocated during the three months ended September 30, 2022.

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

Manufacturing Services to Zimmer Biomet

We have certain manufacturing facilities that also produce orthopedic products that continue to be sold by Zimmer Biomet after the separation. The condensed consolidated statements of operations reflect the sales of these orthopedic products with Zimmer Biomet (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Related party net sales	$1,303	$938	$3,419	$4,842
Related party cost of products sold, excluding intangible asset amortization	1,319	789	3,177	3,506

We will continue to sell these products to Zimmer Biomet in future periods pursuant to a transition manufacturing and supply agreement as described below.

Net Parent Company Investment

As discussed in Note 1, NPI is primarily impacted by contributions from Zimmer Biomet, which are the result of treasury activity and net funding provided by or distributed to Zimmer Biomet. For the nine months ended September 30, 2022 and 2021, net transactions with Zimmer Biomet reflected in the cash flows pre-distribution were $6.9 million and $1.3 million, respectively. Activities that impacted the net transfers from Zimmer Biomet include corporate overhead, stock based compensation, debt agreements between the parties and other allocations and centralized cash management. For the nine months ended September 30, 2022 and 2021, the total impact on NPI from these transactions were $70.4 million and $19.7 million, respectively.

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

During the three months ended September 30, 2021, we legally entered into a $24.4 million debt agreement with Zimmer Biomet. This debt was subsequently terminated in October 2021 without any cash being exchanged between a ZimVie subsidiary and Zimmer Biomet.

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

The amount due from and to Zimmer Biomet under the various agreements described below are included in related party receivable or payable, as applicable, in our condensed consolidated balance sheets as follows (in thousands):

	September 30, 2022	December 31, 2021
Related party receivable	$15,870	$—
Related party payable	19,893	—

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

Interim Operating Agreements - Zimmer Biomet and ZimVie entered into a series of IOM agreements pursuant to which Zimmer Biomet and certain of its affiliates that held licenses, permits and other rights in connection with marketing, import and/or distribution of ZimVie products in various jurisdictions prior to the distribution will continue to market, import and distribute such products until such time as the relevant licenses and permits are transferred to ZimVie or its affiliates, while permitting ZimVie (or Zimmer Biomet, as applicable) to recognize revenue relating to the sale of its respective products, to the extent practicable. Under such IOM agreements and in accordance with the Separation Agreement, the relevant Zimmer Biomet entity will continue operations in the affected market on behalf of ZimVie, with ZimVie receiving all of the economic benefits and burdens of such activities. ZimVie began receiving these economic benefits as of March 1, 2022. Based on the terms of the IOM agreements, ZimVie determined it is the principal under this arrangement when: ZimVie holds all risks and rewards of ownership inclusive of risk of loss, market risk and benefits related to the inventory; ZimVie has latitude in pricing; ZimVie has the ability to direct Zimmer Biomet regarding decisions over inventory; and ZimVie is responsible for all credit and collections risks and losses associated with the related receivables. ZimVie is the principal in the majority of the IOM agreements and recognizes those sales on a gross basis. In limited jurisdictions, ZimVie is not the principal and recognizes revenue on a net basis. Upon exit of certain IOM agreements, we expect to pay approximately $10 million for the purchase of accounts receivable and inventory from Zimmer Biomet. Through September 30, 2022, we have paid Zimmer Biomet $5.4 million of the total expected $10 million related to the exit of certain IOM agreements.

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

Other agreements include the Intellectual Property Matters Agreement and the Transitional Trademark License Agreement.

14. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $4.8 million and $5.9 million as of September 30, 2022 and December 31, 2021, respectively. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

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

Impact of the China Volume-Based Procurement

The national volume-based procurement ("VBP") program for spine products in China took place in late September of 2022 and we were not successful in our bid. We are evaluating the impact of the VBP results on our China business and reviewing our strategic alternatives. Annual spine product sales in China represent less than 1% of our consolidated annual sales.

Impact of the COVID-19 Global Pandemic

Our results have been impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures. As COVID-19 rapidly started to spread throughout the world in early 2020, our net sales decreased as countries took precautions to prevent the spread of the virus with lockdowns and stay-at-home measures and as hospitals deferred elective surgical procedures. Although we began to see some recovery of elective surgical procedures as various lockdowns and stay-at-home measures were lifted during 2021, resurgences and highly-transmissible variants resulted in further deferrals of elective surgical procedures in the second half of 2021 and in the first nine months of 2022.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2022 and 2021

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in thousands):

	Three Months Ended September 30,					Foreign
	2022	2021	% Inc (Dec)	Volume/Mix	Price	Exchange
Spine	$108,153	$129,298	(16.4)%	(14.2)%	0.3%	(2.4)%
Dental	105,121	109,383	(3.9)	(0.8)	2.4	(5.5)
Third Party Sales	213,274	238,681	(10.6)	(8.1)	1.2	(3.7)
Related Party	1,303	938	38.9	N/A	N/A	N/A
Total	$214,577	$239,619	(10.5)	N/A	N/A	N/A

	Nine Months Ended September 30,					Foreign
	2022	2021	% Inc (Dec)	Volume/Mix	Price	Exchange
Spine	$337,484	$405,159	(16.7)%	(15.4)%	0.3%	(1.7)%
Dental	343,839	343,075	0.2	1.7	2.9	(4.3)
Third Party Sales	681,323	748,234	(8.9)	(7.2)	1.2	(2.9)
Related Party	3,419	4,842	(29.4)	N/A	N/A	N/A
Total	$684,742	$753,076	(9.1)	N/A	N/A	N/A

Demand (Volume/Mix) Trends

Demand in the spine product category was negatively impacted in both the three and nine months ended September 30, 2022 compared to the same prior year periods by markets exited in connection with the discontinuation of products and brands rationalized in late 2021 and increased competition. Additionally, for the nine-month period, distributor bulk orders in the first quarter of 2021 that did not recur and the surge in COVID-19 cases in the first half of 2022 related to the Omicron variant. Additionally, under the transition services agreement with Zimmer Biomet certain markets recognize only a net benefit of operating profit passed through from Zimmer Biomet, rather than a gross presentation that includes revenue. This will be a gross presentation going forward. In the dental product category, there was decreased demand in the three months ended September 30, 2022, primarily due to a slowdown in July and August from reduced procedure volume driven by longer than typical vacation schedules. There was increased demand in the dental product category for all product types in the nine months ended September 30, 2022, with the strongest growth in implants. Within the dental product category, the positive volume/mix in the nine-month period reflected higher demand for tooth replacement procedures combined with a growing market of digital dentistry and biomaterials.

Pricing Trends

The spine product category continued to experience governmental healthcare cost pricing pressure efforts and similar efforts at local hospitals and health systems. The dental product category experienced price improvement in certain geographic regions, including North America and Europe.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in U.S. Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros, Chinese Renminbi, Israeli Shekel, New Zealand Dollar, Japanese Yen, Canadian Dollar and Swedish Krona. For the three and nine months ended September 30, 2022, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to the strengthening of the U.S. Dollar against the Euro.

Expenses as a Percent of Net Sales

	Three Months Ended September 30,
	2022	2021	2022 vs. 2021 % Inc (Dec)
Cost of products sold, excluding intangible asset amortization	27.2%	37.8%	(10.6)%
Related party cost of products sold, excluding intangible asset amortization	0.6	0.3	0.3
Intangible asset amortization	9.0	9.0	-
Research and development	6.8	6.3	0.5
Selling, general and administrative	60.3	56.8	3.5
Restructuring	0.3	0.4	(0.1)
Acquisition, integration, divestiture and related	3.6	2.1	1.5
Operating Loss	(7.8)	(12.6)	4.8

	Nine Months Ended September 30,
	2022	2021	2022 vs. 2021 % Inc (Dec)
Cost of products sold, excluding intangible asset amortization	32.6%	34.0%	(1.4)%
Related party cost of products sold, excluding intangible asset amortization	0.5	0.5	-
Intangible asset amortization	8.8	8.6	0.2
Research and development	6.9	5.8	1.1
Selling, general and administrative	56.9	53.8	3.1
Restructuring	0.9	0.3	0.6
Acquisition, integration, divestiture and related	3.7	1.6	2.1
Operating Loss	(10.3)	(4.7)	(5.6)

Cost of Products Sold and Intangible Asset Amortization

The decrease in cost of products sold in dollars and as a percentage of net sales in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to a reduction in inventory charges, $5.0 million of brand rationalization charges in the prior year period that did not recur and a release in the current quarter of a spin-related contingent liability with Zimmer Biomet, all in the spine product category. The decrease in cost of products sold in dollars and as a percentage of net sales in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the $5.0 million of brand rationalization charges in the prior year period that did not recur and a release in the current period of a spin-related contingent liability, both in the spine product category. In the nine months ended September 30, 2022, this decrease was partially offset by an incremental expense of $1.8 million in share-based compensation expense due to converted Zimmer Biomet awards (for more information, see Note 3 to our condensed consolidated financial statements).

Intangible asset amortization as a percentage of net sales was flat and increased slightly in the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively, due to the relatively fixed nature of amortization expense period over period.

Operating Expenses

Research and development ("R&D") expenses as a percentage of net sales increased in the three months ended September 30, 2022 compared to the same 2021 period, primarily due to a decrease in net sales. R&D expenses as a percentage of net sales increased in the nine months ended September 30, 2022 compared to the same 2021 period, primarily as a result of a decrease in net sales and an incremental $2.0 million in share-based compensation expense due to converted Zimmer Biomet awards (for more information, see Note 3 to our condensed consolidated financial statements).

Selling, general and administrative ("SG&A") expenses increased as a percentage of sales in the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, primarily as a result of an incremental $0.9 million and $9.9 million, respectively, in share-based compensation expense due to converted Zimmer Biomet awards (for more information, see Note 3 to our condensed consolidated financial statements), and the decrease in net sales. Additionally, increases in travel and conferences expenses were partially offset by decreases in variable selling and distribution expenses resulting from decreased sales. SG&A expenses in terms of dollars decreased in the three and nine months ended September 30, 2022 compared to the same prior year periods, primarily due to cost containments, sales volume decrease, our 2021 brand rationalization and netting costs arrangements related to our interim operating agreements with Zimmer Biomet (for more information, see Note 13 to our condensed consolidated financial statements).

Restructuring expense is related to our restructuring plan initiated in June 2022 with the objective of reducing costs and optimizing our global footprint, primarily within our spine segment, and Zimmer Biomet's restructuring plans initiated in the fourth quarters of 2019 and 2021 to reduce costs and to allow investment in higher priority growth opportunities. We recognized expenses of $0.7 million and $0.9 million in the three months ended September 30, 2022 and 2021, respectively, and $6.5 million and $2.3 million in the nine months ended September 30, 2022 and 2021, respectively, related to these restructuring plans. The restructuring costs primarily related to employee termination benefits, contract terminations and retention period compensation and benefits. For more information regarding these expenses, see Note 2 to our condensed consolidated financial statements.

Acquisition, integration, divestiture and related expenses increased in the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, due to the increased costs related to the March 1, 2022 distribution and costs incurred in connection with building out capabilities necessary to becoming a standalone, public company, as well as a change to expected contingent payments (for more information, see Note 8 to our condensed consolidated financial statements).

Other Income (Expense), net, Interest Expense, net, and Income Taxes

Our non-operating other income (expense), net, primarily relates to the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency. Therefore, the income or expense varies based upon the volatility of foreign currency exchange rates.

Our interest expense, net, in the three and nine months ended September 30, 2022 was related to our Credit Agreement (for more information, see Note 9 to our condensed consolidated financial statements). Interest expense, net, in the three and nine months ended September 30, 2021 was related to debt due to Zimmer Biomet and was insignificant.

Our effective tax rate (“ETR”) on loss before income taxes was 103.7% and 0.8% for the three months ended September 30, 2022 and 2021, respectively, and 59.0% and 3.6% for the nine months ended September 30, 2022 and 2021, respectively. In the nine months ended September 30, 2022, the additional income tax benefit compared to the 21% statutory rate was driven by the impact of losses recorded prior to the distribution that were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns on a standalone, separate return basis and are not reflective of the tax results we expect to generate in the future. Additionally, for the three and nine months ended September 30, 2022, profit in inventory recorded prior to the distribution is non-taxable as the inventory is sold post-separation to third parties, resulting in a significant benefit to the foreign rate differential. The benefit was further driven by the recognition of a Puerto Rico withholding tax receivable available to offset income taxes, state tax benefits and tax credits, partially offset by other permanent items. In the nine months ended September 30, 2021, the income tax benefit was lower than the statutory rate driven by unfavorable jurisdictional mix in addition to expense for increasing valuation allowances.

During the nine months ended September 30, 2022, income tax balances were adjusted to reflect the income tax positions after distribution, including those related to tax loss and credit carryforwards, other deferred tax assets and liabilities and valuation allowances. These separation-related adjustments resulted in a $3.9 million increase to the net deferred tax liability, primarily due to inventory and intangible assets transferred in the separation, tax rate changes and changes to the permanent reinvestment assertion in the post-separation environment. The increase in the net deferred tax liability was offset by a corresponding decrease in net parent investment.

Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

	Net Sales		Operating Profit		Operating Profit as a Percentage of Net Sales
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Spine	$108,153	$129,298	$17,258	$11,563	16.0%	8.9%
Dental	105,121	109,383	17,465	19,156	16.6	17.5

	Net Sales		Operating Profit		Operating Profit as a Percentage of Net Sales
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Spine	$337,484	$405,159	$29,619	$46,037	8.8%	11.4%
Dental	343,839	343,075	68,097	67,520	19.8	19.7

In the three and nine months ended September 30, 2022, our spine segment's net sales declined compared to the three and nine months ended September 30, 2021 due to markets exited in connection with the discontinuation of products and brands rationalized in late 2021, increased competition, distributor bulk orders in the first quarter of 2021 that did not recur, the surge in COVID-19 cases in the first half of 2022 related to the Omicron variant, and changes in foreign currency exchange rates. In the three months ended September 30, 2022, our dental segment's net sales decreased compared to the three months ended September 30, 2021, due primarily to the negative impact of changes in foreign currency exchange rates and slightly decreased volume, which more than offset the impact of price increases. In the nine months ended September 30, 2022, our dental segment's net sales increased compared to the nine months ended September 30, 2021 due to price increases and increased sales in all product types, with the highest growth experienced in implants and digital products, and price increases.

In our spine segment, operating profit increased in the three months ended September 30, 2022 compared to the same prior year period, driven by $7.7 million in inventory charges related to the insourcing of a distribution center in the prior year period that did not recur, partially offset by a decline in sales and increased pricing pressure on our cost of products sold, as well as an decrease in E&O charges in the current period. Operating profit in our spine segment decreased in the nine months ended September 30, 2022 compared to the same prior year period, driven by a decline in sales and increased pricing pressure on our cost of products sold. In our dental segment, operating profit decreased for the three months ended September 30, 2022 compared to the same prior year period, primarily due to increased sales and product mix, partially offset by increased costs due to COVID restrictions in the prior year not repeating. In our dental segment, operating profit increased in the nine months ended September 30, 2022 compared to the same prior year period, primarily due to increased sales and product mix, as well as a decrease in selling costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022 and December 31, 2021, we had $116.0 million and $100.4 million, respectively, in cash and cash equivalents.

Sources of Liquidity

Cash flows provided by operating activities were $33.5 million in the nine months ended September 30, 2022 compared to $42.9 million in the nine months ended September 30, 2021, due primarily to decreased accounts receivables and other assets and liabilities, including the impact of increased prepaid insurance for policies that became effective after the distribution, partially offset by increased net related party balances and decreased cash flows from accounts payable and accrued liabilities and inventories.

Cash flows used in investing activities were $23.1 million in the nine months ended September 30, 2022 compared to $37.9 million in the nine months ended September 30, 2021. The decrease in cash used in investing activities was primarily related to the decrease in expenditures for instruments due to management's optimization of our product portfolio and manufacturing and logistics network.

Cash flows provided by financing activities were $15.2 million in the nine months ended September 30, 2022 compared to cash flows used in financing activities of $7.5 million in the nine months ended September 30, 2021. In the 2022 period, new borrowings under our term loan (as discussed in Note 9) were used primarily for a dividend to Zimmer Biomet at the time of the distribution. Additionally, we made principal repayments on the term loan in the aggregate amount of $41.0 million.

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

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the nine-month period ended September 30, 2022 to the application of our critical accounting estimates as described in our Annual Report.

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

Commodity Price Risk

We purchase raw material commodities such as cobalt chrome, titanium, tantalum, polymer and sterile packaging. We enter into supply contracts generally with terms of 12 to 24 months, where available, on these commodities to alleviate the effect of market fluctuations in prices. As part of our risk management program, we perform sensitivity analyses related to potential commodity price changes. A 10% price change across all these commodities would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

Interest Rate Risk

Our interest expense and related risks as reported in our condensed consolidated statements of operations are growing due to the Credit Agreement. As of September 30, 2022 we had $554.0 million of floating rate debt potentially subject to SOFR. A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, decrease our annual pre-tax earnings by $5.5 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZimVie Inc.

Date: November 9, 2022	By:	/s/ Richard Heppenstall
Richard Heppenstall
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)