Form 10-K
period 2022-12-31
ZimVie Inc.
filed 2023-03-01
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant's common stock on The Nasdaq Global Select Market on June 30, 2022, was $334,918,922.

The number of shares of the Registrant’s Common Stock outstanding as of February 24, 2023 was 26,236,053.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2023 Annual Meeting of Stockholders	Part III

ZIMVIE INC.

ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of federal securities laws, including, among others, any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “track,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: the effects of the COVID-19 global pandemic and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective procedures and our ability to collect accounts receivable; dependence on new product development, technological advances and innovation; shifts in the product category or regional sales mix of our products and services; supply and prices of raw materials and products; pricing pressures from competitors, customers, dental practices and insurance providers; changes in customer demand for our products and services caused by demographic changes or other factors; challenges relating to changes in and compliance with governmental laws and regulations affecting our United States (“U.S.”) and international businesses, including regulations of the U.S. Food and Drug Administration (“FDA”) and foreign government regulators, such as more stringent requirements for regulatory clearance of products; competition; the impact of healthcare reform measures; reductions in reimbursement levels by third-party payors; cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare group purchasing organizations, including the volume-based procurement process in China; control of costs and expenses; dependence on a limited number of suppliers for key raw materials and outsourced activities; the ability to obtain and maintain adequate intellectual property protection; breaches or failures of our information technology systems or products, including by cyberattack, unauthorized access or theft; the ability to retain the independent agents and distributors who market our products; our ability to attract, retain and develop the highly skilled employees we need to support our business; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; a determination by the Internal Revenue Service that the distribution or certain related transactions should be treated as taxable transactions; financing transactions undertaken in connection with the separation and risks associated with additional indebtedness; the impact of the separation on our businesses and the risk that the separation and the results thereof may be more difficult, time consuming and/or costly than expected, which could impact our relationships with customers, suppliers, employees and other business counterparties; restrictions on activities following the distribution in order to preserve the tax-free treatment of the distribution; the ability to form and implement alliances; changes in tax obligations arising from tax reform measures, including European Union (“EU”) rules on state aid, or examinations by tax authorities; product liability, intellectual property and commercial litigation losses; changes in general industry and market conditions, including domestic and international growth rates; changes in general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations; and the impact of the ongoing financial and political uncertainty on countries in the Euro zone on the ability to collect accounts receivable in affected countries.

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

For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time.

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
•
Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party suppliers could adversely affect our business, financial condition and results of operations.
•
Our success depends on our ability to effectively develop and market our products against those of our competitors.
•
To be commercially successful, we must effectively demonstrate to surgeons, dentists and hospitals the value proposition of our products and procedural solutions compared to those of our competitors.
•
If we fail to retain the employees and the independent agents and distributors upon whom we rely to market our products, customers may not buy our products and our revenue and profitability may decline.
•
If we do not introduce new products in a timely manner, our products may become obsolete over time, customers may not buy our products and our revenue and profitability may decline.
•
If third-party payors decline to reimburse our customers for our products or reduce reimbursement levels, the demand for our products may decline and our ability to sell our products profitably may be harmed.
•
We are subject to cost containment measures in the U.S. and other countries, resulting in pricing pressures.
•
Disruptions to our business from implementation of our new enterprise resource planning systems adversely impacted our operating results in 2022, and similar disruptions in 2023 or later years could have a material adverse impact on our business, results of operations, financial condition, or cash flows.

Financial, Liquidity and Tax Risks

•
In connection with our separation from Zimmer Biomet, we incurred substantial floating rate indebtedness that exposes us to increased costs of servicing our indebtedness as interest rates rise, and we may not be able to generate sufficient cash flows to meet all of our debt obligations, which could materially adversely affect our business, financial condition and results of operations.
•
Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on the performance of, and distributions from, our subsidiaries.
•
We are exposed to risks of excess and obsolete inventory and we may not realize the expected benefits of our working capital management strategies, which may adversely impact our cash flow and liquidity.
•
We are subject to risks arising from currency exchange rate fluctuations, which can increase our costs, cause our profitability to decline and expose us to counterparty risks.
•
We may be adversely affected by inflation.
•
We may have additional tax liabilities.
•
Future material impairments in the carrying value of our intangible assets, including goodwill, would negatively affect our operating results.

Global Operational Risks

•
We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks and may cause our profitability to decline due to increased costs.
•
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
•
We bear the risk of warranty claims on our products.
•
The industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our business, results of operations and financial condition.
•
We are substantially dependent on patent and other proprietary rights, and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.
•
We are involved in legal proceedings that may result in adverse outcomes.
•
Our business involves the use of hazardous materials, and we and our third-party manufacturers must comply with environmental laws and regulations, which may be expensive and restrict how we do business.
•
Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect our financial condition and business operations.

Risks Related to the Separation and Distribution

•
The financial information included in this Annual Report from prior to the separation is not necessarily representative of the results we would have achieved as a standalone, publicly traded company and may not be a reliable indicator of our future results.
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
•
U.S. federal income tax consequences may restrict our ability to engage in certain desirable strategic or capital-raising transactions.
•
Zimmer Biomet or we may fail to perform under various transaction agreements that were executed as part of the separation, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
•
As an independent, publicly traded company, we may not enjoy the same benefits that we did as part of Zimmer Biomet.
•
If we are required to pay under our indemnification obligations to Zimmer Biomet, our financial results could be negatively impacted. The Zimmer Biomet indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Zimmer Biomet is allocated responsibility, and Zimmer Biomet may not be able to satisfy its indemnification obligations in the future.
•
The allocation of intellectual property rights among us and Zimmer Biomet as part of the separation could adversely impact our competitive position and our ability to develop and commercialize certain future products and services.

Risks Related to Our Common Stock

•
If securities or industry analysts do not publish research or publish inaccurate, misleading or unfavorable research about our business, our stock price and trading volume could decline.
•
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
•
The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.
•
Anti-takeover provisions in our certificate of incorporation and bylaws and of Delaware law could enable our board of directors to resist a takeover attempt by a third party and limit the power of our stockholders.

i

PART I

ITEM 1. BUSINESS.

Overview

ZimVie Inc. (“ZimVie,” “we,” “us,” “our” or the “Company”) was incorporated in the State of Delaware on July 30, 2021 as a wholly owned subsidiary of Zimmer Biomet Holdings, Inc. (“Zimmer Biomet” or “Parent”). We were formed solely for the purpose of effecting the distribution of our outstanding shares of common stock on a pro rata basis to holders of Zimmer Biomet common stock and to hold directly or indirectly the assets and liabilities associated with the spine and dental businesses of Zimmer Biomet prior to the distribution. The distribution was completed on March 1, 2022, and resulted in ZimVie becoming a standalone, publicly traded company. Prior to March 1, 2022, ZimVie’s financial statements were prepared on a carve-out basis and were derived from Zimmer Biomet’s consolidated financial statements and accounting records.

Our Company

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for spine and dental patients worldwide. We develop, manufacture, and market a comprehensive portfolio of products and solutions designed to treat a wide range of spine pathologies and support dental tooth replacement and restoration procedures. Our broad portfolio addresses all areas of spine with market leadership in cervical disc replacement ("CDR") and vertebral body tethering to treat pediatric scoliosis, and we are well-positioned in the growing global dental implant, biomaterials and digital dentistry market with a strong presence in the tooth replacement market with market leading positions in certain geographies. Our operations are principally managed on a products basis and include two operating segments, 1) the spine products segment, and 2) the dental products segment. In 2022, we generated total third-party net sales of $909.5 million.

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

We estimate the global spine surgery market generated approximately $12 billion in sales in 2022. Within spine surgery, we believe that minimally invasive surgery (“MIS”) and motion preservation solutions represent the highest growth categories. We estimate the global tooth replacement market generated approximately $8 billion in sales in 2022. Within tooth replacement, our focus is on growing the dental implant, biomaterials and digital dentistry categories.

We have leading positions in a number of attractive submarkets of the broader global markets for spine and dental that we serve. Our established commercial infrastructure and large sales force support our meaningful presence in both established and emerging markets.

We operate on a global scale and utilize a network of directly-employed sales representatives, independent sales agents, and exclusive distributors to market our products in 70 countries in North America, Europe, Latin America and Asia. We have approximately 2,700 employees globally, with approximately 1,100 employees focusing on sales, marketing and key commercialization activities and approximately 150 employees focusing on research and development ("R&D"). Additionally, we operate six manufacturing sites and devote significant resources to training and educating surgeons and clinicians regarding the proper use, safety, and reproducibility of clinical outcomes for our products. Our education and training programs are led by our medical education team and field experts, and integrate training with professional development, enabling us to introduce our innovative products and procedures.

Our operations are principally managed in two product markets, spine and dental, which are also our two operating segments.

Spine

In the spine products market, our core services include designing, manufacturing and distributing a full suite of spinal surgery solutions to treat patients with back or neck pain caused by degenerative conditions, deformities, tumors or traumatic injury of the spine. Our comprehensive portfolio includes implants, instrumentation, biologics and bone healing technologies. We also offer differentiated, motion preserving products in our spine portfolio, including Mobi-C® Cervical Disc and The Tether™ device. Our products and services are utilized in hospitals and surgery centers for open and minimally invasive surgical procedures for the cervical, thoracic and lumbar spine. We sell our spine products through a combination of direct sales channels and distributors. Our global net sales from our spine business was $449.8 million for the year ended December 31, 2022, as compared to $540.3 million for the year ended December 31, 2021.

Dental

In the dental products market, our core services include designing, manufacturing and distributing a comprehensive portfolio of dental implant solutions, biomaterials and digital dentistry solutions. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental prosthetic products are aimed at providing aesthetic and functional restoration to resemble the original teeth, and dental regenerative products are for soft tissue and bone rehabilitation. Our products and solutions are utilized in oral surgery centers, dental service organizations (“DSOs”) and dental offices by oral surgeons and dental clinicians to provide patients with aesthetic and functional restoration to resemble the original teeth. We also service the clinician community by offering a variety of solutions to the dental laboratories they partner with. Our implant portfolio is complemented by our robust line of biomaterial solutions that are used for soft tissue and bone rehabilitation, and can help build sufficient bone necessary for dental implant surgery utilizing bone grafting techniques. Digital dentistry is a growing category of the dental market, and we offer a full suite of digital dentistry solutions and workflows that are designed to work together with our dental implant systems to deliver fully integrated, end-to-end implant-based tooth replacement solutions. We sell the majority of our dental products through direct sales channels, utilizing distribution partners only in smaller geographic areas. In 2022, our total dental net sales were primarily from our direct sales efforts. Our global net sales from our dental business were $459.7 million for the year ended December 31, 2022, as compared to $468.5 million for the year ended December 31, 2021.

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

Our Spine Products

We offer a broad product portfolio of surgical spine solutions designed to improve clinical outcomes for patients. Our products are utilized in an open and MIS setting and our portfolio is organized into three primary product categories: (1) core and complex solutions; (2) MIS solutions; and (3) motion preservation solutions. Our global net sales from our spine business were $449.8 million for the year ended December 31, 2022, as compared to $540.3 million for the year ended December 31, 2021.

Core and complex solutions. Our comprehensive suite of market-leading products supports surgeon efforts to treat a spectrum of spinal pathologies including degeneration and deformity. The portfolio includes spinal fusion implants and instrumentation for various spinal procedures, biologics and bone healing technologies. The key products in our core and complex spine portfolio consist of the following:

•
ROI-C®
•
MaxAn®
•
Virage®
•
Vital™
•
Cervical and Lumbar Interbody Devices
•
Bone Healing Technologies
•
PrimaGen Advanced™ Allograft

•
Puros Allograft System

MIS solutions. Our MIS solutions portfolio delivers implant and instrumentation systems specifically designed to support MIS approaches. These procedural solutions are intended to optimize surgeon workflows and provide patients the clinical benefits that may be associated with shorter and less-invasive procedures. The key products in our MIS solutions portfolio consist of the following:

•
Vital MIS
•
Timberline®

Motion preservation solutions. Our motion preservation portfolio offers non-fusion alternatives where either mobility for cervical disc replacement or growth modulation for AVBT are important objectives with clinically established patient benefits. The key products in our motion preservation solutions portfolio consist of the following:

•
Mobi-C
•
The Tether

Our Dental Products

We offer a broad product portfolio of surgical, biomaterial and digital hardware and software solutions designed to serve the needs of oral surgeons, clinicians and their patients. Our product portfolio is organized into three primary categories: (1) dental implant solutions; (2) biomaterial solutions; and (3) digital dentistry solutions. These categories are highly complementary and essential to providing complete end-to-end implant-based tooth replacement solutions. Our global net sales from our dental business were $459.7 million for the year ended December 31, 2022, as compared to $468.5 million for the year ended December 31, 2021.

Dental implant solutions. We offer a comprehensive line of dental implant systems, prosthetic and abutment products, and surgical instrumentation and kits to address a wide range of clinical needs and indications. Our implant system portfolio encompasses tissue-level and bone-level implants, in a variety of surfaces, shapes, sizes and widths, to provide a full range of solutions for restoring the tooth’s natural appearance and function. The key products in our dental implant solutions portfolio consist of the following:

•
Tapered Screw-Vent® (TSV®) Implant System
•
T3® Implant System
•
OSSEOTITE®
•
Trabecular Metal®
•
3.1mmD Eztetic®
•
Spline®
•
SwissPlus®

Biomaterial solutions. We offer a comprehensive line of biologic products for soft tissue and bone rehabilitation. Our portfolio includes bone grafts, barrier membranes and collagen wound care products. The key products in our biomaterial solutions portfolio consist of the following:

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

As mentioned above, we offer advanced, patient-specific restorative solutions such as patient-specific components and surgical guides. We design and market our patient-specific abutments, bars, implant bridges and hybrid restorations under the BellaTek® brand. Our BellaTek abutments are precisely fabricated and exclusively designed to match each patient’s tooth anatomy and produce a natural emergence profile through the soft tissue. Our BellaTek-related workflows leverage our Encode® Impression System, which reduces the need for implant level impressions and simplifies the treatment process for patients, surgeons and restorative clinicians.

Additionally, we also offer web-based treatment planning and surgery guide design through our Implant Concierge® service. Implant Concierge provides dental specialists, general practitioners, DSOs and dental laboratories with high quality implant planning, 3D-printed surgical guides and surgery-ready products for all major competitive implant systems. For cases that specify one of our implant systems, we offer SmileZ Today™, a just-in-time personalized supply chain solution delivering all the components necessary for a surgical case. Our key patient-specific restorative solutions consist of the following:

•
BellaTek System
•
GenTek™ System
•
Encode Healing Abutment / Impression System
•
SmileZ Today

Hardware and software solutions. We offer a comprehensive portfolio of intraoral scanners that enables multiple digital workflows and efficient collaboration between dental professionals. The key products in our hardware and software solutions consist of the following:

•
Intraoral Scanners
•
RealGUIDE

Sales and Distribution

We utilize a global network of directly-employed sales representatives, independent sales agents and exclusive distributors to market our products in 70 countries in North America, Europe, Latin America and Asia. As of December 31, 2022, we had approximately 1,100 employees focusing on sales, marketing and key commercialization activities.

Spine – We sell our spine implants, instruments, devices and services primarily through independent sales agents in the U.S., and a combination of directly-employed sales representatives, independent sales agents and exclusive distributors internationally. In the U.S., each member of our sales team is responsible for a defined territory, and independent sales agents act as our sole representative in their respective territories. The determination of whether to engage an independent sales agent is made on a territory-by-territory basis, with a focus on aligning the sales team’s objectives with local surgeons’ needs. Our customers include spine surgeons and hospital and ASC administrators.

Dental – We sell dental implant systems, biomaterials, and digital dentistry solutions primarily through direct sales, though we utilize third-party distributor partners in smaller geographies. Our typical customers and end-users of our products include oral surgeons, dental specialists, general dentists, dental laboratories and other dental organizations, including DSOs, as well as educational, medical and governmental entities and third-party distributors.

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

Our development efforts focus on high growth submarkets that we believe will help augment our existing portfolio and drive future growth. In our spine segment, we seek to introduce enabling technologies as the market shifts to MIS and surgeons and providers seek additional offerings for workflow enhancement. Similarly, within our dental business, we focus on developing new implant technologies, biomaterials and digital dentistry solutions to improve surgeon and clinician efficiency and patient outcomes. Our R&D organization maintains an extensive network of relationships with surgeons, clinicians, key opinion leaders and other leading healthcare professionals in spine and dental. The purpose of these collaborative interactions is to assist us in delivering meaningful clinical and economic benefits across all of our new offerings. By partnering with these field experts, we develop products that specifically address unmet surgeon, oral surgeon and dental clinician and patient needs. The efficient development and commercialization of new products and technologies remains key to our core strategy and continues to be an important growth driver for the business.

We leverage our research activities to identify innovative technologies in both the spine and dental markets. In addition to our internal development efforts, we may at times seek to expand our portfolio of offerings through inorganic means, such as acquiring complementary products or businesses, establishing technology licensing arrangements or forming strategic alliances. We intend to further broaden our offerings in select product categories, and with the help of key partners, we are exploring the potential of advanced technologies, including mixed-reality, artificial intelligence and machine learning, all of which have possible applications in multiple areas of our business.

Our primary R&D facilities are located in the U.S., in Florida and Colorado. We have additional R&D personnel based in France and other international locations. As of December 31, 2022, we employed approximately 150 R&D individuals worldwide. For the years ended December 31, 2022 and 2021, we incurred R&D expenses of $62.7 million and $61.3 million, respectively.

Intellectual Property

Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information. Although in aggregate our intellectual property is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. We own or control through licensing arrangements over 2,100 issued patents and patent applications throughout the world that relate to aspects of the technology incorporated in many of our products. See Part I, Item 1A, "Risk Factors” of this report for a discussion of risks related to our intellectual property.

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

Human Capital

Workforce Composition

As of December 31, 2022, we had approximately 2,700 employees worldwide. Approximately 1,400 employees were located within the U.S. and 1,300 employees were located outside of the U.S., primarily throughout Europe and Asia. Employees of our wholly-owned subsidiaries based in Spain, France, Germany, Switzerland, Austria and the Netherlands are covered by Works Councils. In addition to our employees, we partner with independent sales representatives and independent distributors who sell our products in the U.S. and internationally.

Our sales force consists of directly-employed sales representatives, independent sales representatives and independent territory-based distributors who are responsible for particular geographic regions. We operate in a highly competitive industry and it is essential that we attract and retain qualified personnel through competitive compensation and benefits and a rewarding work environment in order to achieve our strategic business objectives. In particular, competition for sales talent in our industry is significant. Our sales force provides delivery and consultative services to our surgeon, clinician and hospital customers, and our sales representatives often develop long-lasting relationships with the customers they serve. Accordingly, recruiting sales representatives with appropriate expertise, retaining our talent and incentivizing our sales force is important to our success. We also believe we will attract and retain sales talent based on the breadth of our product and service offerings, our commitment to investing in R&D and our new product innovation pipeline, as well as our medical training and education program.

Compensation and Benefits

We offer competitive compensation and benefit packages, supporting our employees as they help to drive our mission. At ZimVie, we believe everyone deserves to feel better, healthier, and stronger. We create solutions to help people to enjoy and experience life, and we know that starts with the health and well-being of our employees. Our compensation and benefits packages may include competitive base or hourly pay, overtime pay, annual incentive and bonus opportunities, long-term incentive opportunities, healthcare and retirement benefits, paid time off and sick leave, paid family care and parental leave, company holidays and well-being breaks, flexible work schedules, remote working opportunities, tuition reimbursement, and an employee assistance program.

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

Health, Safety and Wellness

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

Human Capital Governance

Our Board of Directors, or the Compensation Committee of the Board at the direction of the Board, is responsible for the periodic review and monitoring of our policies and strategies related to human capital management, including employment practices, compensation practices, benefit programs, employee development and retention programs, organizational culture matters, and diversity, equity and inclusion programs. Management also works closely with the Compensation Committee of our Board of Directors to establish goals and objectives and metrics in connection with the design and funding of the annual bonus opportunity for our employees.

Seasonality

Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the early months of the year and can increase at the end of the year once annual deductibles have been met on health insurance plans. Additionally, with sales to customers where title to product passes upon shipment, these customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales. Due to the COVID-19 global pandemic, the typical seasonal patterns did not occur in 2021 or 2020.

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

Other devices we develop and market are in a category (class) for which the FDA has implemented stringent clinical investigation and PMA requirements. The PMA process requires us to provide clinical and laboratory data that establishes that the new medical device is safe and effective. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA application constitute valid scientific evidence and there is reasonable assurance that the device is safe and effective for its intended use(s).

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the FDA for compliance with its quality system regulations (“QSR”), among other FDA requirements, such as requirements for advertising and promotion of our devices. Our manufacturing operations, and those of our third-party manufacturers, are required to comply with the QSR, which addresses a company’s responsibility for product design, testing and manufacturing quality assurance and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products and is also necessary for distributing in the U.S. certain devices exempt from FDA clearance and approval requirements. The FDA conducts announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue inspectional observations on Form 483 ("Form 483") that would necessitate prompt corrective action. If FDA inspectional observations are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, such as a ceasing of operations, of one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us. The FDA may also recommend prosecution to the U.S. Department of Justice (“DOJ”). Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

In many of the countries in which our products are sold, we are subject to supranational, national, regional and local regulations affecting, among other things, the development, design, manufacturing, product standards, packaging, advertising, promotion, labeling, marketing and postmarket surveillance of medical products, including medical devices. In the EU, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE (an acronym for the French “Conformité Européene”) Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Medical Device Regulation was published by the EU in 2017 that imposes significant additional premarket and postmarket requirements (“EU MDR”). The regulation provided an implementation period and became effective on May 26, 2021. Medical devices marketed in the EU will require certification according to these new requirements, except those devices with valid CE marks, issued pursuant to the EU Medical Device Directive before May 2020, can be placed on the market until May 2024. We are aware that the European Commission and European Parliament have approved extensions until 2027 and 2028 depending on device classification, for compliance with EU MDR and will manage our implementations with our focused brands until this transition is complete.

Our quality management system is based upon the requirements of ISO 13485, the QSR, the EU MDR and other applicable regulations for the markets in which we sell. Our principal manufacturing sites are certified to ISO 13485 and MDSAP (the Medical Device Single Audit Program) and audited at regular intervals.

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

In addition, we are subject to federal, state and international data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of health-related and other personal information. The FDA issued draft guidance in April 2022 to which we may be subject concerning data security for medical devices. The FDA has also recently issued safety communications and alerts regarding cybersecurity vulnerabilities of certain medical devices.

In addition, certain of our affiliates are subject to privacy, security and breach notification regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA governs the use, disclosure and security of protected health information by HIPAA “covered entities” and their “business associates.” Covered entities are health plans, healthcare clearinghouses and healthcare providers that engage in specific types of electronic transactions. A business associate is any person or entity (other than members of a covered entity’s workforce) that performs a service on behalf of a covered entity involving the use or disclosure of protected health information. HHS (through the Office for Civil Rights) has direct enforcement authority against covered entities and business associates with regard to compliance with HIPAA regulations. On December 10, 2020, HHS issued a Notice of Proposed Rulemaking (“NPR”) to modify the HIPAA privacy rule. The proposed modifications would remove communication barriers between providers and health plans, allow individuals more access to their health information and impose new requirements on entities that receive patient data requests. The comment period for the NPR expired on May 6, 2021, and HHS has not yet issued a Notice of Final Rulemaking. Separately, HHS (through the National Coordinator for Health Information Technology) issued a new rule that became effective on April 5, 2021 and seeks to limit “blocking” of electronic health information by imposing data access, software licensing and inter-operability requirements on healthcare providers and information technology vendors. We continue to monitor both the NPR and the “information blocking” rule and continue to assess their impact on the use of data in our business.

In addition to the FDA guidance and HIPAA regulations described above, a number of U.S. states have also enacted data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of personal information, such as social security numbers, medical and financial information and other personal information. These laws and regulations may be more restrictive and not preempted by U.S. federal laws. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced unauthorized access or acquisition of personal information. Other state laws include the California Consumer Privacy Act (“CCPA”), which, among other things, contains disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect our ability to use personal information or disclose it to our business partners. Further, the California Privacy Rights Act (“CPRA”), substantially amended the CCPA and established a new California Privacy Protection Agency ("CPPA") to enforce the CCPA (as amended by the CPRA) and issue regulations. The CPRA amendments to the CCPA took effect on January 1, 2023. Prior carve-outs to the CCPA for job applicants, employees, and business contacts also expired on January 1, 2023, meaning that the CCPA (as amended by the CPRA) now applies to those categories of California residents. Further, the CPPA has proposed draft regulations implementing the CCPA (as amended by the CPRA).

Other states have also recently enacted consumer data protection legislation. The Virginia Consumer Data Protection Act ("VCDPA"), which is somewhat similar to the CCPA, took effect on January 1, 2023. Under the VCDPA, it is unlawful for persons subject to the law to process what is termed “sensitive data” without the affirmative, unambiguous consent of the consumer, subject to some exceptions. “Sensitive data” includes, but is not limited to, personal health diagnosis data. The Virginia Attorney General has sole authority to enforce the VCDPA, and regulated entities that violate the VCDPA may be subject to maximum civil penalties of $7,500 for each violation. Colorado, Connecticut, and Utah also recently enacted legislation similar to the VCDPA, with some minor variations. Colorado’s and Connecticut’s statutes will take effect on July 1, 2023, and Utah’s statute will take effect on December 31, 2023. All three statutes are similar to the VCDPA. Unlike the CCPA, the new data protection statutes in Virginia, Colorado, Connecticut, and Utah do not give consumers a private right of action. Other states are considering enacting similar privacy laws. The 2022 federal legislative session also raised speculation regarding the prospect of federal data protection legislation, but such legislation has not yet gained sufficient congressional support to pass. We will continue to monitor and assess the impact of these emerging laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the General Data Protection Regulation (“GDPR”) in Europe and the Lei Geral de Proteção de Dados in Brazil, also apply to our operations in those countries in which we provide services to customers. Legal requirements in these countries relating to the processing, collection, storage and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer personal data regarding persons in the EU, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of €20.0 million or 4% of total worldwide annual turnover of the preceding financial year). Governmental authorities around the world have enacted similar types of legislative and regulatory requirements concerning data protection, and additional governments are considering similar legal frameworks.

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

Physician coding for procedures is established by the American Medical Association (“AMA”). For coding related to spine surgery, the North American Spine Society (“NASS”) is the primary liaison to the AMA. Hospital coding is established by the Centers for Medicare & Medicaid Services. All physician and hospital coding is subject to changes that could impact reimbursement and physician practice behavior.

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

However, certain carriers, large and small, may have policies significantly limiting coverage of AVBT, intervertebral biomechanical devices, certain morselized allografts, and/or other procedures, products or services that we offer. We will continue to provide resources to patients, surgeons, hospitals and insurers in order to ensure patient access to care and clarity regarding reimbursement and will work to reverse non-coverage policies. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior and reimbursement for physician services. We cannot offer definitive time frames or final outcomes regarding reversal of the coverage-limiting policies, as the process is dictated by the third-party insurance providers. For a discussion of these risks, please see Part I, Item 1A, “Risk Factors” of this report.

Payment amounts are established by government and private payor programs and are subject to yearly updates based on Medicare published fee schedules and contract renegotiations, which could impact physician practice behavior. Third-party payors are increasingly challenging the prices charged for a wide range of medical products and services, including those in areas where we participate.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be accepted by third-party payors, that reimbursement will be available, and/or that the third-party payors’ reimbursement policies (if available) will not adversely affect our ability to sell our products profitably.

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

Information About Our Executive Officers

The following table sets forth certain information with respect to our executive officers as of February 28, 2023.

Name	Age	Position
Vafa Jamali	53	President, Chief Executive Officer and Director
Richard Heppenstall	52	Executive Vice President, Chief Financial Officer and Treasurer
Rebecca Whitney	46	Senior Vice President and President, Global Spine
Indraneel Kanaglekar	45	Senior Vice President and President, Global Dental
Heather Kidwell	54	Senior Vice President, Chief Legal, Compliance and Human Resources Officer and Corporate Secretary

Mr. Jamali was appointed Chief Executive Officer of ZimVie in February 2021. He was further appointed President of ZimVie in December 2021. Previously, Mr. Jamali served as the Chief Commercial Officer of Rockley Photonics, where he led commercial strategic planning for the early-stage company from October 2020 until joining ZimVie. Prior to that, Mr. Jamali served as Senior Vice President and President, Respiratory, Gastrointestinal and Informatics (“RGI”) of Medtronic plc from May 2017 until October 2020. Before leading the RGI business, he served as Senior Vice President and President, Early Technologies of Medtronic plc from January 2016 until May 2017 and prior to that he served as Vice President and General Manager, GI Solutions of Medtronic plc from January 2015 until January 2016. Before joining Medtronic, Mr. Jamali held leadership positions with Covidien plc, Cardinal Health, Inc. and Baxter International Inc. He received his Bachelor of Commerce degree with distinction from the University of Alberta in Edmonton, Canada and has completed a number of executive leadership programs, including the Harvard Executive Leadership Program in 2020.

Mr. Heppenstall was appointed Executive Vice President and Chief Financial Officer of ZimVie in September 2021. He was further appointed Treasurer of ZimVie in January 2022. Previously, Mr. Heppenstall served as Chief Financial Officer of Breg, Inc., a global manufacturer and solutions provider of orthopedic braces, cold therapy and other medical equipment, from April 2019 to September 2021. Before joining Breg, Inc., he served as Senior Vice President, Finance and Treasury of Orthofix Medical Inc., a global medical device company focused on musculoskeletal products and therapies, from May 2015 to April 2019. Prior to that, Mr. Heppenstall held senior leadership roles at Solera Holdings, Inc., Flowserve Corporation and CooperVision, Inc. He holds a Bachelor of Arts in Economics from University of California, Irvine and an MBA from Santa Clara University.

Ms. Whitney was appointed Senior Vice President and President, Global Spine of ZimVie in April 2021. Previously, Ms. Whitney served as Vice President, ASC/Outpatient Solutions and Efficient Care of Zimmer Biomet from July 2019 until April 2021. She joined Zimmer Biomet in June 2014 as Senior Director of Global Marketing for the Spine organization. In December 2015, she was promoted to Vice President of Global Marketing for Spine and in April 2018 she was promoted to General Manager, Global Spine, a position she held until July 2019. Ms. Whitney began her career as a product manager with BD Medical Systems. She then led the sales and marketing efforts for a small start-up before selling the company to CR Bard. After working for Galen Partners, a private equity firm, she joined Covidien plc as a Global Director of Marketing. Following another start-up venture that was sold to GE HealthCare, Ms. Whitney joined Zimmer Biomet. She holds a Bachelor of Science in Organizational Communications and an MBA from the University of Utah.

Mr. Kanaglekar was appointed Senior Vice President and President, Global Dental of ZimVie in June 2021. Previously, Mr. Kanaglekar served as Vice President and General Manager of Zimmer Biomet Dental from July 2017 until April 2021. Mr. Kanaglekar joined Zimmer Biomet’s Dental organization in June 2012 as Director, Business Development. In June 2015, he was promoted to Vice President, Business Development and PMO and in January 2017, he was promoted to General Manager, Asia Pacific of Zimmer Biomet Dental. Prior to joining Zimmer Biomet, Mr. Kanaglekar worked in the life sciences industry in R&D, sales and marketing consulting, and business development with Agilent Technologies, ZS Associates and Beckman Coulter (a Danaher operating company), respectively. He holds a Bachelor of Technology in Materials Science from the Indian Institute of Technology Bombay, a Master of

Science in Materials Science from the University of Wisconsin-Madison and an MBA from the University of Chicago Booth School of Business.

Ms. Kidwell was appointed Senior Vice President, Chief Legal and Compliance Officer and Corporate Secretary of ZimVie in June 2021. She was further appointed Chief Human Resources Officer of ZimVie in January 2023. Previously, Ms. Kidwell served as Vice President, Associate General Counsel and Assistant Secretary of Zimmer Biomet from July 2017 until June 2021. Ms. Kidwell joined Zimmer Biomet in December 2009 as Senior Corporate Counsel and Assistant Secretary and was promoted to Vice President, Senior Corporate Counsel and Assistant Secretary in November 2012. Before joining Zimmer Biomet, Ms. Kidwell was a Partner with the law firm now known as Faegre Drinker Biddle & Reath LLP. Ms. Kidwell holds a Bachelor of Science in Accounting from Indiana State University and a Juris Doctor from Indiana University Maurer School of Law.

Available Information

Our Internet address is www.zimvie.com. We routinely post important information for investors on our website in the “Investor Relations” section, which may be accessed at https://investor.zimvie.com. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, filings with the SEC, public conference calls, presentations and webcasts. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, free of charge, including:

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

Our global operations and interactions with healthcare systems, providers, dental offices, and patients around the world expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. In particular, the continuing preventative and precautionary measures that we and other businesses, communities, and governments have taken to mitigate the spread of the disease has led to restrictions on, disruptions in, and other related impacts on business and personal activities, including deferrals of elective surgical procedures that use certain of our products, and has resulted in many of our employees working remotely. We expect medical and dental procedure rates to continue to vary by therapy and country, and could be impacted by regional COVID-19 case volumes, healthcare system and dental office staffing shortages, patients’ willingness to schedule deferrable procedures, travel restrictions, transportation limitations, quarantine restrictions, vaccine and booster immunization rates, and new COVID-19 variants. While COVID-19 case volumes appear to be decreasing in the U.S and certain other countries as a result of higher vaccination rates, the global COVID-19 outlook remains uncertain as new variants emerge.

Together with the preventative and precautionary measures being taken, COVID-19 is having, and may continue to have, an adverse impact on certain aspects of our Company and business, including the demand for and supply of certain of our products, operations, supply chains and distribution systems, impacts or delays to product development milestones or regulatory clearances and approval timing, and our ability to generate cash flow, and may have an adverse impact on our ability to access capital. Some of our products are more sensitive to reductions in deferrable and emergent medical procedures, and, as hospital systems prioritize treatment of COVID-19 patients and otherwise comply with government guidelines, certain medical procedures have been and may continue to be suspended or postponed. It is not possible to predict the timing of deferrable medical procedures and, to the extent individuals and hospital systems de-prioritize, delay or cancel these procedures, or if unemployment or loss of insurance coverage adversely impacts an individual’s ability to pay for our products and services, our business, results of operations, financial condition, and cash flows could continue to be negatively affected. Further, the COVID-19 pandemic has strained hospital systems and dental offices around the world, resulting in adverse financial impacts to those hospital systems and dental offices that could result in reduced future expenditures for certain products and services we provide.

A number of our global suppliers, vendors, and distributors have been adversely affected by the COVID-19 pandemic, including employee absenteeism. These impacts could impair our ability to move our products through distribution channels to end customers, and any such delay or shortage in the supply of components or materials may result in our inability to satisfy customer demand for certain of our products in a timely manner or at all, which could harm our reputation, future sales and profitability.

COVID-19 has impacted and may further impact the global economy and capital markets, including by negatively impacting demand for a number of our products, access to capital markets, foreign currency exchange rates, and interest rates, each of which may adversely impact our business and liquidity. We could experience loss of sales and profits due to delayed payments or insolvency of healthcare professionals, hospitals, dental offices, and other customers, suppliers and vendors facing liquidity issues. As a result, we may be compelled to take additional measures to preserve our cash flow.

While the impact of COVID-19 has had, and may continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of such impact is highly uncertain and unpredictable, as we cannot predict with confidence the full scope and duration of the pandemic.

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

We purchase many of the materials and components used in manufacturing our products from third-party suppliers, and we outsource some key manufacturing activities. Certain of these materials and components and outsourced activities can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, we may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost effective manner, largely as a result of FDA and other worldwide regulations that require validation of materials and components prior to their use in our products, the complex nature of many of our suppliers’ manufacturing processes, and the need for clearance or approval of significant changes by worldwide regulatory bodies prior to implementation. A reduction or interruption in the supply of materials or components used in manufacturing our products, an inability to timely develop and validate alternative sources if required, or a significant increase in the price of such materials or components could adversely affect our business, financial condition and results of operations. For example, certain of our products require titanium, which is sourced from third-party suppliers. While the titanium required for such products is not directly sourced from Russia, the current geopolitical events involving Russia and Ukraine are negatively impacting the wider titanium supply chain and such geopolitical events and factors relating thereto or resulting therefrom, including related sanctions, may negatively impact the ability of our third-party supply sources to timely supply titanium to us and may increase or result in additional costs to us.

In addition, many of our products require sterilization prior to sale, and we utilize a mix of internal resources and contract sterilizers to perform this service. To the extent we or our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including federal and state regulations on the use of ethylene oxide, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition.

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

We focus on marketing our products and procedural solutions to surgeons and dentists because of the role that they play in determining the course of patient treatment. However, hospitals are also becoming increasingly involved in the evaluation and acceptance of our products and solutions. Surgeons, dentists and hospitals may not widely adopt our products and solutions unless we are able to effectively educate them as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our offerings as compared to those of our competitors. We believe that the most effective way to introduce and build market demand for our products and solutions is by directly training surgeons and dentists in their use. If surgeons and dentists are not properly trained, they may misuse or ineffectively use our products and solutions. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.

Surgeons, dentists and hospitals may be hesitant to use and accept our products and solutions for the following reasons, among others:

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

If we are not able to effectively demonstrate to surgeons, dentists and hospitals the value proposition of our products and procedural solutions, or if surgeons, dentists and hospitals adopt competing products, our sales could significantly decrease or fail to increase, which could adversely impact our profitability and cash flow. In addition, we believe recommendations and support of our offerings by influential surgeons, dentists and other key opinion leaders are essential for market acceptance and adoption. If we are not successful in obtaining such support, surgeons, dentists and hospitals may not use our products and solutions, and we may not achieve expected sales or profitability.

If we fail to retain the employees and the independent agents and distributors upon whom we rely to market our products, customers may not buy our products and our revenue and profitability may decline.

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

We have also experienced downward pressure on product pricing and other effects of healthcare reform in our international markets. For example, China has implemented a volume-based procurement ("VBP") program designed to decrease prices for medical devices and other products, and we were not successful in our related bid. For more information about the impact of China VBP, please see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.

If key participants in government healthcare systems reduce the reimbursement levels for our products, including through political changes or transitions, our business, financial condition, results of operations and cash flows may be adversely affected.

We are subject to cost containment measures in the U.S. and other countries, resulting in pricing pressures.

Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing, such as the VBP program in China. Pricing pressure has also increased due to continued consolidation among healthcare providers, trends toward managed care, the shift toward governments becoming the primary payors of healthcare expenses, reductions in reimbursement levels and government laws and regulations relating to reimbursement and pricing generally.

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

Disruptions to our business from implementation of our new enterprise resource planning systems adversely impacted our operating results in 2022, and similar disruptions in 2023 or later years could have a material adverse impact on our business, results of operations, financial condition, or cash flows.

In connection with our separation from Zimmer Biomet, we have had to implement separate information systems and applications, and these information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. In 2022, we implemented new enterprise resource planning (“ERP”) software systems in several countries outside the United States that replaced certain existing business, operational, and financial processes and systems, and we have plans to continue to implement new ERP systems globally in 2023 and 2024. These ERP implementation projects and other IT systems projects have required, and we expect them to continue to require, investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. As a result of these ERP implementation projects and other IT systems projects, we have experienced difficulties with changes in business processes that have disrupted our operations, and we may continue to experience such disruptions. Delays in integration and/or disruptions to our business from implementation of new or upgraded systems adversely impacted our operating results in 2022 and similar delays and/or disruptions could have a material adverse impact on our financial condition, operating results, and our ability to accurately report our financial condition, operating results or cash flows.

If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to maintain or protect our IT systems and data integrity effectively, if we fail to develop and implement new or upgraded systems to meet our business needs in a timely manner, or if we fail to anticipate, plan for or manage significant disruptions to these systems, our competitive position could be harmed, we could have operational disruptions, lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, have regulatory sanctions or penalties imposed or other legal problems, incur increased operating and administrative expenses, lose revenues or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Our success largely depends on key personnel, including our senior management, and having adequate succession plans in place. We may not be able to attract, retain and develop the highly skilled employees we need to support our business, which could harm our business.

Our future performance depends, in large part, on the continued services of our senior management and other key personnel, including our ability to attract, retain and motivate key personnel. Competition for key personnel in the various localities and business segments in which we operate is intense. Our ability to attract and retain key personnel, in particular senior management, depends on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. There is no guarantee that we will have the continued service of key employees whom we rely upon to execute our business strategy and identify and pursue strategic opportunities and initiatives. The loss of the services of any of our senior management or other key personnel, or our inability to attract highly qualified senior management and other key personnel, could harm our business. In particular, we may have to incur costs to replace senior officers or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner.

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

Financial, Liquidity and Tax Risks

In connection with our separation from Zimmer Biomet, we incurred substantial floating rate indebtedness that exposes us to increased costs of servicing our indebtedness as interest rates rise, and we may not be able to generate sufficient cash flows to meet all of our debt obligations, which could materially adversely affect our business, financial condition and results of operations.

In connection with our separation from Zimmer Biomet, we entered into and borrowed $595.0 million under a term loan facility and entered into a $175.0 million revolving credit facility. As of December 31, 2022, $536.5 million was outstanding on the term loan, and there were no outstanding borrowings under the revolving credit facility. The term loan bears interest at the adjusted term secured overnight financing rate (“SOFR”) plus an applicable margin of 1.50% to 1.75% based on our consolidated total net leverage ratio. We may also incur additional indebtedness in the future.

This significant amount of floating rate debt could potentially have important consequences to us and our debt and equity investors, including:

•
exposing us to increased costs of servicing our indebtedness as interest rates rise;
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

We are exposed to risks of excess and obsolete inventory and we may not realize the expected benefits of our working capital management strategies, which may adversely impact our cash flow and liquidity.

Maintaining optimal inventory levels and working capital is important to our business. In the years ended December 31, 2022, 2021 and 2020, we incurred charges for excess and obsolete inventory, including certain product lines we intend to discontinue, of $21.3 million, $37.5 million and $30.8 million, respectively. Additionally, during 2021, we completed a brand rationalization resulting in expense of $40.3 million. We are implementing working capital management strategies designed to, among other things, improve forecast accuracy, optimize inventory levels, and reduce days sales outstanding, which may result in additional charges for excess and obsolete inventory. Further, our inventory optimization efforts involve estimates and assumptions of various matters, including future demand, and our projections related to inventory levels may prove inaccurate. If we do not realize the expected benefits of our working capital management strategies, or if we are unable to accurately forecast demand and manage our inventory, our cash flow and liquidity may be adversely impacted.

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

We may be adversely affected by inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. If any measures we take to try to mitigate the effects of inflation are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

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

Goodwill and intangible assets represent a significant portion of our assets. As of December 31, 2022, we had $260.0 million in goodwill and $655.0 million of intangible assets. The goodwill results from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired. Currently, only our Dental reporting unit has goodwill. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. As discussed further in Note 4 to our consolidated financial statements, in the first quarter of 2020, we recorded goodwill impairment charges of $142.0 million in our Dental reporting unit as a result of the adverse impacts from the COVID-19 pandemic. If the operating performance of our reporting units and asset groups fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions or future cash flow estimates for our reporting units decline, we could be required to record additional impairment charges for goodwill and intangible assets. Any write-off of a material portion of our goodwill or unamortized intangible assets would negatively affect our results of operations.

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

We sell our products in 70 countries and derived approximately 30% of our net sales in 2022 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to risks and potential costs, including:

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

In addition, adverse general economic conditions have led to instability in U.S. and global capital and credit markets, including market disruptions, limited liquidity, inflation and interest rate volatility. If we are unable to access capital and credit markets on terms that are acceptable to us or our lenders are unable to provide financing in accordance with their contractual obligations, we may not be able to make certain investments or acquisitions or fully execute our business plans and strategies. Furthermore, our suppliers and customers are also dependent upon the capital and credit markets. Limitations on the ability of customers, suppliers or financial counterparties to access credit at interest rates and on terms that are acceptable to them could lead to insolvencies of key suppliers and customers, limit or prevent customers from obtaining credit to finance purchases of our products and services and cause delays in the delivery of key products from suppliers.

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

Governmental regulations outside the U.S. continue to become increasingly stringent and complex, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. In the EU, for example, the EU MDR went into effect in May 2021 and includes significant additional premarket and post-market requirements. Complying with the requirements of this regulation requires us to incur significant expense. Additionally, the availability of EU notified body services certified to the new requirements is limited, which may delay the marketing approval for some of our products under the EU MDR. Any such delays, or any failure to meet the requirements of the new regulation, could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization. If we fail to adequately address any of these rules, our business could be harmed.

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

We are subject to federal, state and foreign data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of health-related and other personal information. The FDA issued draft guidance in April 2022 to which we may be subject concerning data security for medical devices, including information and documentation that should be contained in premarket submissions regarding cybersecurity and post-market management and reporting of cybersecurity risks. In addition, the QSR requires device manufacturers to address cybersecurity risks, including those posed by off-the-shelf software used in their devices. The FDA has also recently issued safety communications and alerts regarding cybersecurity vulnerabilities of certain medical devices, which vulnerabilities may apply to some of our current or future devices.

In addition, certain of our affiliates are subject to privacy, security and breach notification regulations promulgated under HIPAA. HIPAA governs the use, disclosure and security of protected health information by HIPAA “covered entities” and their “business associates.” HHS (through the Office for Civil Rights) has direct enforcement authority over covered entities and business associates with regard to compliance with HIPAA regulations, and has recently issued new rules and has proposed rule modifications.

In addition a number of U.S. states have also enacted data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of personal information, such as social security numbers, medical and financial information and other personal information. These laws and regulations may be more restrictive and not preempted by U.S. federal laws. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced unauthorized access or acquisition of personal information. Other states, including California, Virginia, Colorado, Connecticut, and Utah have in place, or have passed soon to be effective, laws that include disclosure obligations for businesses that collect personal information about that state’s residents, affords those individuals numerous rights relating to their personal information that may affect our ability to use personal information or disclose it to our business partners, and/or makes it unlawful for persons subject to the law to process what is termed

“sensitive data” without the affirmative, unambiguous consent of the consumer. Other states are considering enacting similar privacy laws. The 2022 federal legislative session also raised speculation regarding the prospect of federal data protection legislation, but such legislation has not yet gained sufficient congressional support to pass. We will continue to monitor and assess the impact of these emerging laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

For additional information about these laws and regulations, see Part I, Item 1. “Business – Government Regulation and Compliance.”

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

We are increasingly dependent on sophisticated information technology for our products, services and infrastructure. As a result of technology initiatives, expanding privacy and cybersecurity laws, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. In addition, some of our products and services incorporate software or information technology that collects data regarding patients and patient therapy, and some products or software we provide to customers connect to our systems for maintenance and other purposes. We also have outsourced elements of our operations to third parties, and, as a result, we manage a number of third-party business partners and third-party suppliers who may or could have access to our confidential information, including, but not limited to, intellectual property, proprietary business information and personal information of patients, employees and customers (collectively “Confidential Information”). In addition, we are dependent on our arrangements with Zimmer Biomet under the Transition Services Agreement to provide us with various information technology services.

Our information systems, and those of third-party business partners and third-party suppliers with whom we contract, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving systems and regulatory standards, changing threats and vulnerabilities, and the increasing need to protect patient, customer and other personal or confidential information. In addition, given their size and complexity, these systems could be vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners or from cyber-attacks by malicious third parties attempting to gain unauthorized access to our products, systems or Confidential Information.

Like other multinational corporations, we have experienced a few successful phishing attempts via email that were detected and quickly mitigated. We expect to experience similar phishing campaigns in the future. We and our third-party business partners, along with other corporations, could be subjected to other cyber-threats, including state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. Our incident response efforts, business continuity procedures and disaster recovery planning may not be sufficient for all eventualities. If we or our third-party business partners fail to maintain or protect our information systems and data integrity effectively, we could:

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
•
suffer other adverse consequences.

Cyber-attacks attempts are becoming more frequent and sophisticated. Therefore, despite our efforts, we cannot assure that cyber-attacks or data breaches will not occur or that systems issues will not arise in the future. Any significant breakdown, intrusion, breach, interruption, corruption or destruction of these systems could have a material adverse effect on our business and reputation and could materially adversely affect our results of operations and financial condition.

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

We are substantially dependent on patent and other proprietary rights, and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.

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

Our success depends in part on our proprietary technology, processes, methodologies and information. We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws and nondisclosure, license, assignment and confidentiality arrangements to establish, maintain and protect our proprietary rights, as well as the intellectual property rights of third parties whose assets we license. However, the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, may not be adequate to prevent unauthorized use, misappropriation or theft of our intellectual property. Further, our currently pending or future patent applications may not result in patents being issued to us, patents issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors, and such patents may be found to be invalid, unenforceable or insufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and the required licenses may not be available on reasonable terms or at all. We also cannot be certain that others will not independently develop substantially equivalent proprietary information.

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

In addition to intellectual property and product liability claims and lawsuits, we are involved in various commercial litigation and claims and other legal proceedings that arise from time to time in the ordinary course of our business. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of losses that could result from an unfavorable outcome. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

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

Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect our financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere presents risks to our current and future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires, or flooding. Such extreme weather conditions and other conditions caused by or related to climate change could increase our operational costs, pose physical risks to our facilities, and adversely impact our supply chain, including: manufacturing and distribution networks, the availability and cost of raw materials and components, energy supply, transportation, or other inputs necessary for the operation of our business. The impacts of climate change on global water resources may result in water scarcity, which could impact our ability to access sufficient quantities of water in certain locations and result in increased costs. Concerns over climate change could have an impact on customer demand for our products and result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. Although it is difficult to predict and adequately prepare to meet the challenges to our business posed by climate change, if new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet our regulatory obligations as well as adverse impacts on raw material sourcing, manufacturing operations, and the distribution of our products.

Risks Related to the Separation and the Distribution

The financial information included in this Annual Report from prior to the separation is not necessarily representative of the results we would have achieved as a standalone, publicly traded company and may not be a reliable indicator of our future results.

We began operating as a standalone, publicly traded company on March 1, 2022. All of our financial information for periods prior to March 1, 2022 reflects historical financial information of our business as a wholly owned subsidiary of Zimmer Biomet and does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a standalone, publicly traded company during those periods or that we may achieve in the future. For example, historical combined financial information reflects allocations of expenses for services historically provided by Zimmer Biomet, and those allocations may be different than the comparable expenses we would have incurred as a standalone company. Additionally, the historical combined financial information does not reflect the changes that have occurred in our cost structure, management, financing arrangements and business operations related to being an independent, publicly traded company.

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

In connection with the separation and distribution, Zimmer Biomet obtained a private letter ruling from the Internal Revenue Service (the "IRS") regarding certain U.S. federal income tax matters relating to the separation and distribution and received an opinion from its tax advisors. The IRS private letter ruling and the opinion were based upon and rely on, among other things, the continuing validity of such private letter ruling, various facts and assumptions, as well as certain representations, statements and undertakings of Zimmer Biomet and us, including those relating to the past and future conduct of Zimmer Biomet and us. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if Zimmer Biomet or we breach any of the representations or covenants contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion(s) of tax advisors, the IRS private letter ruling and/or the opinion may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the IRS private letter ruling and the opinion of tax advisors, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions, or undertakings upon which the IRS private letter ruling or the opinion were based are false or have been violated. In addition, neither the IRS private letter ruling nor the opinion address all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. Further, the opinion of tax advisors represent the judgment of such tax advisors and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion. Accordingly, notwithstanding receipt by Zimmer Biomet of the IRS private letter ruling and the opinion of tax advisors, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail in such challenge, Zimmer Biomet, we and Zimmer Biomet stockholders could be subject to significant U.S. federal income tax liability.

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

U.S. federal income tax consequences may restrict our ability to engage in certain desirable strategic or capital-raising transactions.

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

We may be unable to achieve the full strategic and financial benefits expected from the separation, or such benefits may be delayed or not occur at all for a variety of reasons, including, among others, that: (a) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Zimmer Biomet; (b) our business is less diversified than Zimmer Biomet’s business prior to the separation and distribution; and (c) the other actions required to separate Zimmer Biomet’s and our respective businesses could disrupt our operations. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, it could have a material adverse effect on our financial position, results of operations and cash flows.

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

Following the distribution, Zimmer Biomet is providing support to us with respect to certain of these functions on a transitional basis, but have had to replicate certain facilities, systems, infrastructure and personnel to which we no longer have access after the distribution. We have incurred capital and other costs associated with developing and implementing our own support functions in these areas, and we likely will continue to incur such costs, which could be material.

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

If we are required to pay under our indemnification obligations to Zimmer Biomet, our financial results could be negatively impacted. The Zimmer Biomet indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Zimmer Biomet is allocated responsibility, and Zimmer Biomet may not be able to satisfy its indemnification obligations in the future.

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

Risks Related to Our Common Stock

If securities or industry analysts do not publish research or publish inaccurate, misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not control these analysts, or the content, opinions or financial models included in their reports. If one or more of the analysts downgrades our stock or publishes inaccurate, misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of our common stock or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause the stock price or trading volume of our common stock to decline.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with this Annual Report on Form 10-K, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act ("SOX"). Our independent registered public accounting firm will be required to express an opinion as to the effectiveness of our internal control over financial reporting beginning with the first Form 10-K when we become an accelerated filer or large accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

We currently intend to retain any future earnings to finance the operation and expansion of our business. As a result, we do not expect to pay cash dividends on our common stock for the foreseeable future. Investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Any payment of future cash dividends on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any. Therefore, you should not expect to receive dividend income from shares of our common stock.

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

Section 22 of the Securities Act of 1933, as amended (the "Securities Act"), creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, since Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty of liability created by the Exchange Act or the rules and regulations thereunder, our certificate of incorporation further provides that the exclusive forum provision does not apply to actions arising under the Exchange Act or the rules and regulations thereunder.

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

We have six principal manufacturing site locations, described below, and a physical presence in approximately 25 countries.

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

For additional information related to our contingencies, see Note 17 to our consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Market Information

Our common shares began "when issued" trading on the Nasdaq Global Select Market on February 14, 2022. "Regular way" trading on the Nasdaq Global Select Market began on March 1, 2022.

Our common stock is traded on the Nasdaq Stock Market under the symbol “ZIMV.” As of February 24, 2023, there were approximately 11,300 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities that have not been previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K during the year ended December 31, 2022.

Dividend Policy

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

Performance Graph

The following graph compares the cumulative total stockholder return data on our common stock from March 1, 2022 to December 31, 2022 with the cumulative return of (i) the Nasdaq Composite Index, and (ii) the S&P 600 Health Care index. The graph assumes that $100 was invested on March 1, 2022 in our common stock and in each of the comparative indices, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN*

AMONG ZIMVIE, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE S&P 600 HEALTH CARE INDEX

$140
$120
$100
$80
$60
$40
$20
$0
Mar-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
ZIMV
NASDAQ Composite
S&P 600 Health Care

* $100 invested on March 1, 2022 in stock or index, including reinvestment of dividends.

The information required by this Item concerning equity compensation plans is incorporated herein by reference to Item 12 of this report.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes.

The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report, particularly in “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

OVERVIEW

On March 1, 2022, ZimVie Inc. ("ZimVie," "we," "us" and "our") and Zimmer Biomet Holdings Inc. ("Zimmer Biomet") entered into a Separation and Distribution Agreement, pursuant to which Zimmer Biomet agreed to spin off its spine and dental businesses into ZimVie, a new, publicly traded company. ZimVie is now a standalone publicly traded company and, on March 1, 2022, regular-way trading of our common stock commenced on the Nasdaq Stock Market under the symbol "ZIMV." The distribution was completed pursuant to the Separation and Distribution Agreement and other agreements with Zimmer Biomet related to the distribution, including, but not limited to a tax matters agreement, an employee matters agreement, a transition services agreement and transition manufacturing agreements. The accompanying consolidated financial statements are prepared on a standalone basis and, for periods prior to March 1, 2022, were prepared on a carve-out basis from Zimmer Biomet’s consolidated financial statements and accounting records, and accordingly, may not be indicative of our financial position, results of operations or cash flows had we operated as a standalone company during those periods, or comparable to our financial position subsequent to March 1, 2022.

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for spine and dental patients worldwide. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to treat a wide range of spine pathologies and support dental tooth replacement and restoration procedures. Our broad portfolio addresses all areas of spine with market leadership in cervical disc replacement ("CDR") and vertebral body tethering to treat pediatric scoliosis, and we are well-positioned in the growing global dental implant, biomaterials and digital dentistry market with a strong presence in the tooth replacement market with market leading positions in certain geographies. Our operations are principally managed on a products basis and include two operating segments, 1) the spine products segment, and 2) the dental products segment.

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

We have a broad geographic revenue base, with meaningful exposure to both established and emerging markets. We have six manufacturing site locations, and a physical presence in approximately 25 countries.

Impact of the COVID-19 Global Pandemic

Our results have been impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures. As COVID-19 rapidly started to spread throughout the world in early 2020, our net sales decreased as countries took precautions to prevent the spread of the virus with lockdowns and stay-at-home measures and as hospitals deferred elective surgical procedures. Although we began to see some recovery of elective surgical procedures as various lockdowns and stay-at-home measures were lifted during 2021, resurgences, highly-transmissible variants and intermittent staffing shortages resulted in further deferrals of elective surgical procedures in the second half of 2021 and in 2022.

Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the early months of the year and can increase at the end of the year once annual deductibles have been met on health insurance plans in the U.S. However, typical seasonal patterns have been, and could continue to be, different as a result of COVID-19.

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

Impact of China Volume-Based Procurement ("VBP")

The national VBP program for spine products in China took place in late September 2022, and we were not successful in our bid. As a result, after evaluating our alternatives, in the fourth quarter of 2022 we approved a plan to exit our spine products activities in China. During the fourth quarter of 2022, we recorded charges of $4.9 million related to severance of terminated employees, legal charges, inventory write-downs and accelerated depreciation of fixed assets as we wind down our spine products operations in China. Annual spine product sales in China represented less than 1% of our consolidated annual sales.

The national VBP program for dental products in China took place in January 2023, and we were not successful in our bid. We are evaluating the impact of this result on our dental products business in China and reviewing our strategic alternatives. Annual dental product sales in China represent less than 1% of our consolidated annual sales.

2023 Outlook

In our dental product category we expect continued growth from our implants, digital dentistry and biomaterials product offerings, including new product launches; however, such growth may be limited in 2023 by headwinds in foreign currency exchange risk, especially from the Euro, and potential risk to net sales due to China VBP. In our spine product category, we expect continued competitive pressures, as well as a decline in net sales from 2022 due to the wind down of our spine products operations in China as a result of our unsuccessful VBP bid. We are focused on growing our differentiated technologies, regaining competitive share and supplementing our product portfolio with relevant enabling technologies.

Although we expect to face continued macro-economic and inflationary pressures on our cost structure, we are focused on driving operational improvements to optimize our business to expand margins. In early 2023, we initiated an evaluation of our global operations with the intention of reducing costs to help mitigate financial pressures due to net sales declines and continued foreign exchange risk and inflationary costs. We will focus on our disciplined financial framework and post-spin operational improvement initiatives to support the health of our income statement and balance sheet. We believe this will allow us more financial flexibility to manage cash flow and invest in higher growth opportunities. However, we do expect an increase in interest expense due to the higher interest rate environment.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2022, 2021 and 2020

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes ($ in thousands):

	Year Ended December 31,					Foreign
	2022	2021	% Inc/(Dec)	Volume/Mix	Price	Exchange
Spine	$449,806	$540,348	(16.8)%	(15.1)%	0.2%	(1.9)%
Dental	459,681	468,482	(1.9)	0.9	1.7	(4.5)
Third Party Sales	909,487	1,008,830	(9.8)	(7.7)	0.9	(3.0)
Related Party	4,375	5,819	(24.8)	N/A	N/A	N/A
Total	$913,862	$1,014,649	(9.9)	N/A	N/A	N/A

	Year Ended December 31,					Foreign
	2021	2020	% Inc/(Dec)	Volume/Mix	Price	Exchange
Spine	$540,348	$529,077	2.1%	3.4%	(1.9)%	0.6%
Dental	468,482	367,872	27.4	23.8	2.1	1.5
Third Party Sales	1,008,830	896,949	12.5	11.8	(0.3)	1.0
Related Party	5,819	15,478	(62.6)	N/A	N/A	N/A
Total	$1,014,649	$912,427	11.2	N/A	N/A	N/A

Demand (Volume/Mix) Trends

Demand in the spine product category was negatively impacted in 2022 compared to 2021 by the exit of a number of unprofitable markets in late 2021, the discontinuation of certain products and brands, the impact of the third party net sales retained by Zimmer Biomet until we completed our separation activities in certain markets at the end of the third quarter of 2022, a slowdown of customer purchases in China in anticipation of VBP, operational disruptions resulting from ERP implementation and other IT systems projects and continued competitive pressures in the spine market. The spine product category was also negatively impacted by distributor bulk orders in the first quarter of 2021 that did not recur and the surge in COVID-19 cases in the first half of 2022 related to the Omicron variant.

In 2021, our business experienced growth over 2020 due to COVID-19 recovery. However, despite recovery from COVID-19, the spine product category continued to experience increased competition as observed in recent years.

There was increased demand in the dental product category for all product types in 2022, with the strongest growth in implants. Within the dental product category, the positive volume/mix for 2022 reflected higher demand for tooth replacement procedures combined with a growing market of digital dentistry and biomaterials.

In 2021, the dental product category experienced increased demand for our digital dentistry and biomaterials products as compared with 2020, due in part to lower sales in 2020 resulting from COVID-19 lockdowns, stay-at-home measures and deferred elective surgical procedures.

Pricing Trends

In 2022, the spine product category continued to experience governmental healthcare cost pricing pressure efforts and similar efforts at local hospitals and health systems. The dental product category experienced price improvement in 2022 in certain geographic regions, including North America and Europe.

In 2021, the spine product category decline resulted from governmental healthcare cost containment efforts and similar efforts at local hospitals and health systems. In 2021, the dental product category experienced price declines in certain, geographic regions. Europe and Asia Pacific experienced larger price erosion due to premium implant competition, while pricing in North America was more favorable.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in U.S. Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros, Chinese Renminbi, Israeli Shekel, New Zealand Dollar, Japanese Yen, Canadian Dollar and Swedish Krona. For 2022, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to the strengthening of the U.S. Dollar against the Euro. In 2021, there were no individually material changes year-over-year related to foreign exchange fluctuations.

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2022	2021	2020	2022 vs. 2021 Inc/(Dec)	2021 vs. 2020 Inc/(Dec)
Cost of products sold, excluding intangible asset amortization	32.5%	37.6%	33.2%	(5.1)%	4.4%
Related party cost of products sold, excluding intangible asset amortization	0.4	0.4	1.1	0.0	(0.7)
Intangible asset amortization	8.8	8.5	9.4	0.4	(0.9)
Research and development	6.9	6.0	5.4	0.8	0.6
Selling, general and administrative	57.3	54.6	58.5	2.7	(3.9)
Goodwill impairment	—	—	15.6	—	(15.6)
Restructuring	1.2	0.3	1.1	0.9	(0.8)
Acquisition, integration, divestiture and related	3.2	2.4	0.2	0.8	2.2
Operating Loss	(10.4)	(9.9)	(24.4)	(0.5)	14.5

Cost of Products Sold and Intangible Asset Amortization

The decrease in cost of products sold in dollars and as a percentage of net sales in 2022 compared to 2021 was primarily due to $40.3 million of brand rationalization charges in the prior year that did not recur and a net reduction in inventory charges, both in the spine product category, as well as a favorable mix impact in 2022 from higher dental implant net sales. This decrease was partially offset by a $2.0 million inventory charge in China as a result of our decision to exit our spine products activities and an incremental expense of $1.8 million in share-based compensation expense due to converted Zimmer Biomet awards (for more information, see Note 5 to our consolidated financial statements).

The increase in cost of products sold as a percentage of sales in 2021 compared to 2020 was primarily due to expense of $40.3 million from excess and obsolete inventory, primarily related to certain product lines we discontinued related to a brand rationalization initiated in second half of 2021, as well as product mix.

Intangible asset amortization as a percentage of net sales increased slightly in 2022 as compared to 2021 due to amortization expense not decreasing ratably with the decrease in our net sales. Intangible asset amortization as a percentage of net sales decreased in 2021 compared to 2020 due to amortization expense not increasing ratably with the significant increase in our net sales.

Operating Expenses

Research and development ("R&D") expenses as a percentage of net sales increased in 2022 compared to 2021, primarily as a result of a decrease in net sales and an incremental $2.1 million in share-based compensation expense due to converted Zimmer Biomet awards (for more information, see Note 5 to our consolidated financial statements).

R&D expenses as a percentage of net sales increased from 2020 to 2021. R&D expenses increased in terms of dollars in 2021 compared to 2020, as we continued to focus on innovation of key product segments. Our R&D investments are focused on implant innovation and the next generation of flagship implant products of T3 and Tapered Screw Vent in the dental product category and Mobi-C and The Tether device in the spine product category.

Selling, general and administrative ("SG&A") expenses increased as a percentage of sales in 2022 as compared to 2021, primarily as a result of an incremental $10.8 million in share-based compensation expense due to converted Zimmer Biomet awards (for more information, see Note 5 to our consolidated financial statements), increased general and administrative costs due to us being a standalone public company in 2022 and the decrease in net sales, partially offset by decreases in variable selling expenses. SG&A expenses in terms of dollars decreased in 2022 compared to 2021, primarily due to cost containments and the sales volume decrease.

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

In 2020, we recognized a goodwill impairment charge of $142.0 million related to our Dental reporting unit. For more information regarding this charge, see Note 4 to our consolidated financial statements.

Restructuring expense is related to our exit of our spine products business in China, our restructuring plan initiated in June 2022 with the objective of reducing costs and optimizing our global footprint, primarily within our spine segment, and Zimmer Biomet's restructuring plans initiated in the fourth quarters of 2019 and 2021 to reduce costs and to allow investment in higher priority growth opportunities. We recognized expenses of $11.4 million (which includes charges of $0.7 million related to the exit of distributor relationships in China), $3.3 million and $9.7 million in 2022, 2021 and 2020, respectively, related to these restructuring plans. The restructuring costs primarily related to employee termination benefits, inventory write-downs, contract terminations and retention period compensation and benefits. For more information regarding these plans and expenses, see Note 19 to our consolidated financial statements.

Acquisition, integration, divestiture and related expenses increased in 2022 as compared to 2021, primarily due to the increased costs related to the March 1, 2022 distribution and costs incurred in connection with building out capabilities necessary to becoming a standalone, public company, as well as a change to expected contingent payments (for more information, see Note 3 to our consolidated financial statements). Acquisition, integration, divestiture and related expenses increased in 2021 due to the increased costs related to the March 1, 2022 distribution.

Other Income (Expense), net, Interest Expense, net, and Income Taxes

Our non-operating other income (expense), net, primarily relates to the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency. Therefore, the income or expense varies from year-to-year based upon the volatility of foreign currency exchange rates.

Our interest expense, net, in 2022 was related to our Credit Agreement (for more information, see Note 10 to our consolidated financial statements). In 2020 and 2021 our interest expense, net, was related to debt due to Parent and was insignificant in the periods presented.

Our effective tax rate (“ETR”) on loss before income taxes was 41.9%, 6.0% and 19.1% for the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, the additional income tax benefit compared to the 21% statutory rate was primarily driven by profit in inventory recorded prior to the distribution, which is non-taxable because the inventory is sold post-separation to third parties. The benefit was further driven by the recognition of a Puerto Rico withholding tax receivable available to offset income taxes, state tax benefits, and tax credits. In 2021, the reduction in income tax benefit compared to the 21% statutory rate was driven by an increase in valuation allowances against current year net operating losses and foreign tax credits. In 2020, the income tax benefit was driven by reduced uncertain tax positions related to expiration of statutes of limitations, offset by a non-deductible goodwill impairment charge which resulted in a loss before taxes, but had no corresponding tax benefit.

During 2022, income tax balances were adjusted to reflect the income tax positions after distribution, including those related to tax loss and credit carryforwards, other deferred tax assets and liabilities and valuation allowances. These separation-related adjustments resulted in a $3.9 million increase to the net deferred tax liability, primarily due to inventory and intangible assets transferred in the separation, tax rate changes and changes to the permanent reinvestment assertion in the post-separation environment. The increase in the net deferred tax liability was offset by a corresponding decrease in net parent investment.

Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

	Net Sales			Operating Profit			Operating Profit as a Percentage of Net Sales
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Spine	$449,806	$540,348	$529,077	$42,480	$54,766	$56,262	9.4%	10.1%	10.6%
Dental	459,681	468,482	367,872	93,643	88,045	39,759	20.4	18.8	10.8

In 2022, our spine segment's net sales declined compared to 2021 due to markets exited, the discontinuation of products and brands rationalized in late 2021, increased competition, the impact of the third party net sales retained by Zimmer Biomet until we completed our separation activities in certain markets at the end of the third quarter of 2022, distributor bulk orders in the first quarter of 2021 that did not recur, the surge in COVID-19 cases in the first half of 2022 related to the Omicron variant, a slowdown of customer purchases in China in anticipation of VBP, operational disruptions resulting from ERP implementation and other IT systems projects and changes in foreign currency exchange rates. In 2022, our dental segment's net sales decreased compared to 2021, due to the negative impact of changes in foreign currency exchange rates, which exceeded the impact of increases in both volume and price.

In 2021, both our segments' net sales grew from 2020 primarily due to increased procedure volumes as a result of fewer COVID-19 restrictions.

Operating profit in our spine segment decreased in 2022 compared to 2021, driven by the decline in sales, partially offset by lower cost of products sold. In our dental segment, operating profit increased in 2022 compared to 2021, primarily due to increased demand and a favorable product mix, as well as a decrease in SG&A expenses.

In 2021, operating profit in our spine segment was impacted by increased pricing pressure on our cost of products sold and continued to be impacted by COVID-19 causing deferrals of elective surgical procedures. Operating profit in our dental segment in 2021 increased compared to 2020 due primarily to increases in sales resulting from investments in our commercial organization.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022 and December 31, 2021, we had $89.6 million and $100.4 million, respectively, in cash and cash equivalents. We had historically participated in Zimmer Biomet's centralized approach to treasury, including financing and cash management activities. Under this centralized approach, cash management was performed through cash pooling arrangements. Certain of our entities had standalone cash accounts that were not included in the centralized cash pooling arrangement. All cash balances specifically identifiable to us were included in the consolidated balance sheets and statements of cash flows for prior periods. Cash flows presented in the 2021 and 2020 consolidated statements of cash flows may not be indicative of the cash flows we would have recognized had we operated as an independent, publicly traded company.

Cash Flows

Cash flows provided by operating activities were $24.6 million in 2022 compared to $64.3 million and $86.0 million in 2021 and 2020, respectively. Excluding the impact of non-cash adjustments, cash flows from assets and liabilities used in operations decreased in 2022 as compared to 2021 due to reductions in cash flows provided by accounts receivable, inventories and other assets and liabilities, partially offset by increases in cash flows provided by accounts payable and accrued liabilities, related party payables and income taxes. Excluding the impact of non-cash adjustments, cash flows from assets and liabilities used in operations increased in 2021 as compared to 2020 due to increases in cash flows provided by accounts receivable and inventory, partially offset by reductions in cash flows provided by and other assets and liabilities, income taxes and accounts payable and accrued liabilities.

Cash flows used in investing activities were $28.7 million in 2022 compared to $60.3 million and $49.5 million in 2021 and 2020, respectively. The decrease in cash used in investing activities in 2022 was related to the decrease in expenditures for instruments due to optimization of our product portfolio and manufacturing and logistics network, and a reduction in additions to other property, plant and equipment. In 2020, in order to preserve cash due to the significant effects COVID-19 had on our business, we prioritized certain investments that resulted in lower overall investments. As further discussed in Note 3 to our consolidated financial statements, we made various small acquisitions in 2020 that resulted in cash outflows from investing activities.

Cash flows used in financing activities were $1.3 million in 2022, compared to cash flows provided by and used in financing activities of $72.3 million and $46.5 million in 2021 and 2020, respectively. In 2022, borrowings under our term loan (as discussed in Note 10 to our consolidated financial statements) were used primarily for a dividend to Zimmer Biomet at the time of the distribution. Additionally, we made principal repayments on the term loan in the aggregate amount of $58.5 million. As further discussed in Note 18 to our consolidated financial statements, prior to the distribution, the primary use of cash from financing activities was related to transactions with Zimmer Biomet.

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

On February 28, 2022 we borrowed $595.0 million of available term loan borrowings and on March 1, 2022, we repaid $34.0 million of the term loan borrowing. Approximately $540.6 million of the proceeds from such borrowing was transferred to Zimmer Biomet. We will make principal and interest payments on the term loan borrowings quarterly, and we commenced quarterly principal payments on June 30, 2022. In addition, on December 30, 2022, we made a principal payment of $14.0 million to cover all of the 2023 mandatory scheduled principal payments on the term loan. For additional information regarding our current debt arrangements, including the term loan amortization schedule, see Note 10 to our consolidated financial statements. We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our revolving credit facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

MATERIAL CASH REQUIREMENTS

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations and certain other commitments as of December 31, 2022 (in thousands):

Contractual Obligations	Short-Term (Within 12 months)	Long-Term (Beyond 12 months)	Total
Long-term debt(1)	$—	$536,456	$536,456
Interest payments(2)	36,876	101,716	138,592
Purchase obligations	47,715	21,740	69,455
Leases	10,314	23,242	33,556
Total	$94,905	$683,154	$778,059
(1)
See Note 10 to our consolidated financial statements for additional information on our debt arrangements.
(2)
Future interest payments are calculated using the six month interest rate in effect at December 31, 2022. See Note 10 to our consolidated financial statements for additional information on the adjusted term secured overnight financing rate.

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

Excess Inventory

We must determine as of each balance sheet date how much, if any, of our inventory may ultimately prove to be unsaleable or unsaleable at our carrying cost. Accordingly, inventory is written down to its net realizable value. To determine the appropriate net realizable value, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products and components. The basis for the determination is generally the same for all inventory items and categories except for work-in-process inventory, which is recorded at cost. Obsolete or discontinued items are generally destroyed and completely written off. Management evaluates the need for changes to the net realizable values of inventory based on market conditions, competitive offerings and other factors on a regular basis.

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

Fair value of the goodwill is determined using income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Significant assumptions are incorporated into the income approach, such as estimated revenue growth rates, forecasted gross margins, forecasted operating expenses and a risk-adjusted discount rate. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to our reporting unit.

In our annual impairment test in the fourth quarter of each of 2022 and 2021, the Dental reporting unit exceeded its carrying value by more than 20 percent. We recognized a goodwill impairment charge of $142.0 million related to the Dental reporting unit in the year ended December 31, 2020.

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

Corporate Allocations

We historically operated as part of Zimmer Biomet and not as a separate, publicly traded company. Prior to the distribution, certain shared costs were allocated to us and are reflected as expenses in the accompanying consolidated statements of operations. Management considers the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly traded company for the periods presented. Actual costs that we may have incurred had we been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, R&D, information technology and infrastructure.

ACCOUNTING DEVELOPMENTS

See Note 2 to our consolidated financial statements for information on how recent accounting pronouncements have affected or may affect our financial position, results of operations or cash flows.

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

Commodity Price Risk

We purchase raw material commodities such as cobalt chrome, titanium, tantalum, polymer and sterile packaging. We enter into supply contracts generally with terms of 12 to 24 months, where available, on these commodities to alleviate the effect of market fluctuations in prices. As part of our risk management program, we perform sensitivity analyses related to potential commodity price changes. A 10% price change across all these commodities would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

Our interest expense and related risks as reported in our consolidated statements of operations have increased due to borrowings under our credit agreement. As of December 31, 2022 we had $532.2 million of floating rate debt potentially subject to SOFR. A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $5.3 million.

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

ZimVie Inc.

Index to Consolidated Financial Statements

Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ZimVie Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ZimVie Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Dental Reporting Unit

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s goodwill balance was $260.0 million as of December 31, 2022 and was associated with the Dental reporting unit. Management performs an impairment test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. Potential impairment of a reporting unit is identified by comparing the reporting unit’s estimated fair value to its carrying amount. Management estimated the fair value of the Dental reporting unit based on income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from other businesses that are similar to the Dental reporting unit. Significant assumptions are incorporated into the discounted cash flow analysis such as revenue growth rates, forecasted gross margins, forecasted operating expenses, and a risk-adjusted discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Dental reporting unit is a critical audit matter are (i) the significant judgment by management related to the discounted cash flow analysis when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to revenue growth rates, forecasted gross margins, forecasted operating expenses and the risk-adjusted discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of management’s fair value approaches; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analysis, and (iv) evaluating the reasonableness of the significant assumptions used by management in the discounted cash flow analysis related to the revenue growth rates, forecasted gross margins, forecasted operating expenses, and the risk-adjusted discount rate. Evaluating management’s assumptions related to revenue growth rates, forecasted gross margins and forecasted operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the past performance of the reporting unit; (ii) the consistency with external data from market and industry sources; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow analysis and the risk-adjusted discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 1, 2023

We have served as the Company’s auditor since 2021.

ZIMVIE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Net Sales
Third party, net	$909,487	$1,008,830	$896,949
Related party, net	4,375	5,819	15,478
Total Net Sales	913,862	1,014,649	912,427
Cost of products sold, excluding intangible asset amortization	(296,679)	(381,569)	(302,749)
Related party cost of products sold, excluding intangible asset amortization	(4,107)	(4,248)	(10,159)
Intangible asset amortization	(80,867)	(86,219)	(85,493)
Research and development	(62,691)	(61,328)	(49,249)
Selling, general and administrative	(523,970)	(554,377)	(533,536)
Goodwill impairment	—	—	(142,000)
Restructuring	(11,354)	(3,344)	(9,651)
Acquisition, integration, divestiture and related	(29,437)	(24,064)	(2,203)
Operating expenses	(1,009,105)	(1,115,149)	(1,135,040)
Operating Loss	(95,243)	(100,500)	(222,613)
Other income (expense), net	3,603	(465)	1,567
Interest expense, net	(18,279)	(292)	(302)
Loss before income taxes	(109,919)	(101,257)	(221,348)
Benefit for income taxes	46,038	6,003	42,349
Net Loss	(63,881)	(95,254)	(178,999)
Less: Net loss attributable to noncontrolling interest	—	—	(89)
Net Loss	$(63,881)	$(95,254)	$(179,088)
Loss Per Common Share - Basic	$(2.45)	$(3.66)	$(6.87)
Loss Per Common Share - Diluted	(2.45)	(3.66)	(6.87)

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net Loss	$(63,881)	$(95,254)	$(178,999)
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	(48,374)	(47,357)	44,828
Total Other Comprehensive (Loss) Income	(48,374)	(47,357)	44,828
Comprehensive Loss	(112,255)	(142,611)	(134,171)
Comprehensive Income Attributable to Noncontrolling Interest	—	—	89
Comprehensive Loss	$(112,255)	$(142,611)	$(134,260)

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$89,601	$100,399
Accounts receivable, less allowance for credit losses	168,961	164,241
Related party receivable	8,483	—
Inventories	233,854	246,832
Prepaid expenses and other current assets	36,964	25,380
Total Current Assets	537,863	536,852
Property, plant and equipment, net	148,439	180,243
Goodwill	259,999	267,810
Intangible assets, net	654,965	766,175
Other assets	40,790	75,656
Total Assets	$1,642,056	$1,826,736
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$43,998	$45,026
Related party payable	13,176	—
Income taxes payable	14,356	6,278
Other current liabilities	145,779	133,280
Total Current Liabilities	217,309	184,584
Deferred income taxes	98,062	129,475
Lease liability	22,287	45,317
Other long-term liabilities	13,561	15,983
Non-current portion of debt	532,233	—
Total Liabilities	883,452	375,359
Commitments and Contingencies (Note 17)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 26,222 and 0, respectively	262	—
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	897,028	—
Accumulated deficit	(47,532)	—
Net parent company investment	—	1,494,157
Accumulated other comprehensive loss	(91,154)	(42,780)
Total Stockholders' Equity	758,604	1,451,377
Total Liabilities and Stockholders' Equity	$1,642,056	$1,826,736

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

.	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Net Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance December 31, 2019	$—	$—	$—	$1,707,467	$(40,251)	$849	$1,668,065
Net loss	—	—	—	(179,088)	—	89	(178,999)
Adoption of new accounting standard	—	—	—	(971)	—	—	(971)
Net transactions with Zimmer Biomet Holdings, Inc.	—	—	—	(41,430)	—	—	(41,430)
Acquisition of noncontrolling interests	—	—	—	—	—	(938)	(938)
Other comprehensive income	—	—	—	—	44,828	—	44,828
Balance December 31, 2020	$—	$—	$—	$1,485,978	$4,577	$—	$1,490,555
Net loss	—	—	—	(95,254)	—	—	(95,254)
Net transactions with Zimmer Biomet Holdings, Inc.	—	—	—	103,433	—	—	103,433
Other comprehensive loss	—	—	—	—	(47,357)	—	(47,357)
Balance December 31, 2021	$—	$—	$—	$1,494,157	$(42,780)	$—	$1,451,377
Net loss	—	—	(47,532)	(16,349)	—	—	(63,881)
Net transactions with Zimmer Biomet Holdings, Inc., including separation adjustments	—	—	—	(70,430)	—	—	(70,430)
Net consideration paid to Zimmer Biomet Holdings, Inc. in connection with distribution	—	—	—	(540,567)	—	—	(540,567)
Reclassification of net parent company investment to additional paid-in capital	261	866,550	—	(866,811)	—	—	—
Stock plan activity	1	30,478	—	—	—	—	30,479
Other comprehensive loss	—	—	—	—	(48,374)	—	(48,374)
Balance December 31, 2022	$262	$897,028	$(47,532)	$—	$(91,154)	$—	$758,604

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows provided by operating activities:
Net loss	$(63,881)	$(95,254)	$(178,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122,789	129,719	134,331
Goodwill impairment	—	—	142,000
Share-based compensation	30,289	7,309	5,945
Deferred income tax provision	(70,422)	(22,089)	(22,806)
Loss on disposal of fixed assets	3,358	—	—
Other non-cash items	1,172	—	—
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	5,485	(3,201)	904
Accounts receivable	(26,156)	27,172	(1,072)
Related party receivables	(8,483)	—	—
Inventories	10,210	33,062	(6,141)
Accounts payable and accrued liabilities	21,842	(6,591)	(3,030)
Related party payables	13,176	—	—
Other assets and liabilities	(14,751)	(5,842)	14,848
Net cash provided by operating activities	24,628	64,285	85,980
Cash flows used in investing activities:
Additions to instruments	(10,089)	(28,244)	(32,699)
Additions to other property, plant and equipment	(16,457)	(28,405)	(5,568)
Business combination investments, net of acquired cash	—	—	(8,415)
Other investing activities	(2,117)	(3,700)	(2,832)
Net cash used in investing activities	(28,663)	(60,349)	(49,514)
Cash flows provided by (used in) financing activities:
Net transactions with Zimmer Biomet Holdings, Inc	6,920	90,006	(43,830)
Dividend paid to Zimmer Biomet Holdings, Inc	(540,567)	—	—
Proceeds from term loans	595,000	—	—
Payments on term loans	(58,544)	—	—
Debt issuance costs	(5,170)	—	—
Net cash flows from unremitted collections from factoring programs	—	—	(1,626)
Repayments of debt due to Zimmer Biomet Holdings, Inc	—	(16,905)	(668)
Net activity under employee stock compensation plans	1,059	—	—
Other financing activities	(5)	(752)	(359)
Net cash (used in) provided by financing activities	(1,307)	72,349	(46,483)
Effect of exchange rates on cash and cash equivalents	(5,456)	(3,305)	435
(Decrease) increase in cash and cash equivalents	(10,798)	72,980	(9,582)
Cash and cash equivalents, beginning of year	100,399	27,419	37,001
Cash and cash equivalents, end of period	$89,601	100,399	27,419

Supplemental cash flow information:
Income taxes paid, net	$25,730	$12,089	$4,654
Interest paid	17,283	—	—
Non-cash settlement of debt due to parent	—	4,939	—
Supplemental schedule of noncash investing and financing activities:
Derecognition of right-of-use assets	$(14,174)	$—	$—
Derecognition of lease liabilities	15,303	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background, Nature of Business and Basis of Presentation

Background

On March 1, 2022, ZimVie Inc. ("ZimVie," "we," "us" and "our") and Zimmer Biomet Holdings, Inc. ("Zimmer Biomet") entered into a Separation and Distribution Agreement, pursuant to which Zimmer Biomet agreed to spin off its spine and dental businesses into ZimVie, a new, publicly traded company. Zimmer Biomet effected the separation through a pro rata distribution of 80.3% of the outstanding shares of common stock of ZimVie. Following the distribution on March 1, 2022, Zimmer Biomet stockholders as of the record date for the distribution owned 80.3% of the outstanding shares of ZimVie common stock; Zimmer Biomet retained 19.7% of the outstanding shares of ZimVie common stock. The distribution is intended to qualify as generally tax-free to Zimmer Biomet stockholders for United States ("U.S.") federal income tax purposes, except for any cash received by stockholders in lieu of fractional shares. The distribution on March 1, 2022 resulted in ZimVie becoming a standalone, publicly traded company, and it was completed pursuant to the Separation and Distribution Agreement and other agreements with Zimmer Biomet related to the distribution, including, but not limited to a tax matters agreement, an employee matters agreement, a transition services agreement and transition manufacturing agreements. See Note 18 for further description of the impact of the distribution and post-spin activities with Zimmer Biomet. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party.

Nature of Business

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for spine and dental patients worldwide. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to treat a wide range of spine pathologies and support dental tooth replacement and restoration procedures. Our broad portfolio addresses all areas of spine with market leadership in cervical disc replacement and vertebral body tethering to treat pediatric scoliosis, and we are well-positioned in the growing global dental implant, biomaterials and digital dentistry market with a strong presence in the tooth replacement market with market leading positions in certain geographies. Our operations are principally managed on a products basis and include two operating segments, 1) the spine products segment, and 2) the dental products segment.

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

Basis of Presentation

We have historically existed and functioned as part of the consolidated business of Zimmer Biomet. The accompanying consolidated financial statements are prepared on a standalone basis and, for periods prior to March 1, 2022, were prepared on a carveout basis from Zimmer Biomet’s consolidated financial statements and accounting records, and, accordingly, may not be indicative of the financial position, results of operations or cash flows had we operated as a standalone company during those periods, or comparable to our financial position subsequent to March 1, 2022.

On March 1, 2022, ZimVie became a standalone publicly traded company, and our financial statements are now presented on a consolidated basis. The consolidated financial statements for all periods presented, including our historical results prior to March 1, 2022, are now referred to as "Consolidated Financial Statements," and have been prepared pursuant to the rules and regulations for reporting on Form 10-K.

Prior to the distribution, our equity balance in these consolidated financial statements represented the excess of total assets over liabilities including the due to/from balances between us and Zimmer Biomet (referred to as "net parent investment" or "NPI") and accumulated other comprehensive income (loss). NPI was primarily impacted by contributions from Zimmer Biomet which were the result of treasury activities and net funding provided by or distributed to Zimmer Biomet.

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

2. Significant Accounting Policies

Use of Estimates - The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including allocations from Zimmer Biomet. We have made our best estimates, as appropriate under GAAP, in the recognition of our assets and liabilities. These estimates have considered the impact the COVID-19 pandemic may have on our financial position, results of operations and cash flows. Such estimates included, but were not limited to, determining the allocations of costs and expenses from Zimmer Biomet, variable consideration to our customers, our allowance for doubtful accounts for expected credit losses, the net realizable value of our inventory, the fair value of our goodwill and the recoverability of other long-lived assets, the realizability of deferred tax assets, and reserves for unrecognized tax benefits. The estimates and associated assumptions are based on historical experience, complex judgements and various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates.

Foreign Currency Translation - The financial statements of our foreign subsidiaries are translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income (loss) ("AOCI") in equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we remeasure the transaction into the functional currency and recognize any transactional gains or losses in earnings. Foreign currency remeasurement gains recognized in our consolidated statements of operations in other income (expense), net were $4.0 million, $0.5 million and $1.6 million in the years ended December 31, 2022, 2021 and 2020, respectively.

Shipping and Handling - Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative (“SG&A”) expenses and were $43.9 million, $42.0 million and $37.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Restructuring - A restructuring is defined as a program that is planned and controlled by management, and materially changes either the scope of a business undertaken by an entity, or the manner in which that business is conducted. Restructuring charges include (i) employee termination benefits, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities. See Note 19 for further discussion on restructuring programs.

Acquisition, integration, divestiture and related - We use the financial statement line item, “Acquisition, integration, divestiture and related” to recognize expenses resulting from the consummation of business mergers and acquisitions and the related integration of those businesses, and expenses related to divestitures and related expenses including becoming a standalone entity. The expenses recognized in 2020 primarily related to integration-related consulting, distributor terminations, severance and retention period compensation and benefits to employees that were terminated. The 2021 expenses were primarily related to the distribution that was completed on March 1, 2022. The expenses in 2022 primarily related to costs related to the March 1, 2022 distribution and costs incurred in connection with building out capabilities necessary to becoming a standalone, public company. In addition, changes in estimates of contingent payments are also included in acquisition, integration, divestiture and related expenses. Contingent payments related to acquisitions consist of sales-based payments and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases as revenue estimates increase. See Note 3 for additional information regarding a change to expected contingent payments in 2022.

We have also incurred other various, less significant costs on projects that are similar to integration focusing on reducing costs that have been recognized in this financial statement line item.

Cash and Cash Equivalents - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value. The cash presented on the consolidated balance sheet as of December 31, 2021 represents cash that was not subject to the Zimmer Biomet centralized cash management process. During the fourth quarter of 2021, Zimmer Biomet transitioned the ownership structure of all notional accounts to us resulting in additional cash balances. As of December 31, 2022 and 2021, we had $1.5 million and $0, respectively, in restricted cash. The restriction as of December 31, 2022 is on cash held in China and is a result of ongoing litigation with a spine products distributor in China because of our decision to exit our spine products business in China (see Note 19 for further information).

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

Zimmer Biomet had receivables purchase arrangements with unrelated third parties to transfer portions of our trade accounts receivable balance. Our spine business historically participated in these arrangements. The purchase arrangements in the U.S. and Japan were terminated during the year ended December 31, 2020, and the arrangements in Europe applicable to our trade accounts receivable ended as a result of the distribution. Funds received from the transfers were recorded as an increase to cash and a reduction to accounts receivable outstanding in our consolidated balance sheets. The cash flows attributable to the sale of receivables to third parties were reported in cash flows from operating activities in our consolidated statements of cash flows. Net expenses resulting from the sales of receivables were recognized in SG&A expense. Net expenses included any resulting gains or losses from the sales of receivables, credit insurance and factoring fees. Under the previous arrangements in the U.S. and Japan, any collections that we made that were unremitted to the third parties were recognized on our consolidated balance sheets under other current liabilities and in our consolidated statements of cash flows in financing activities.

Inventories - Inventories are stated at the lower of cost and net realizable value, with cost determined on a first-in first-out basis or on an average cost basis, depending on the jurisdiction.

Property, Plant and Equipment - Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of ten to forty years for buildings and improvements and three to eight years for machinery and equipment. Maintenance and repairs are expensed as incurred. We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset group are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.

Instruments - Instruments are hand-held devices used by surgeons during surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment. Instruments are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Depreciation of instruments is recognized in SG&A expense.

Software Costs - We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs generally include external direct costs of materials and services utilized in developing or obtaining computer software and compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are included in property, plant and equipment on our consolidated balance sheet and amortized on a straight-line or weighted average estimated user basis when the software is ready for its intended use over the estimated useful lives of the software, which approximate three to fifteen years.

For cloud computing arrangements that are considered a service contract, our capitalization of implementation costs is aligned with the internal use software requirements. However, on our consolidated balance sheet these implementation costs are recognized in other non-current assets. On our consolidated statements of cash flows, these implementation costs are recognized in operating cash flows. The implementation costs are recognized on a straight-line basis over the expected term of the related service contract.

Goodwill - Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. Potential impairment of a reporting unit is identified by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets, and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the fair value of the reporting unit and the fair value of goodwill are determined based upon a discounted cash flow analysis and/or use of a market approach by looking at market values of comparable companies. Significant assumptions are incorporated into our discounted cash flow analysis such as estimated revenue growth rates, forecasted gross margins, forecasted operating expenses and a risk-adjusted discount rate. Factors that could result in cash flows being lower than our current estimates include: 1) additional recurrence of the COVID-19 virus, including variants, causing deferrals of elective surgical procedures, 2) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 3) our inability to achieve the estimated operating margins in our forecasts from our restructuring programs, cost saving initiatives, and other unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rate and comparable company valuation indicators, which may impact our estimated fair value. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded in the amount that the carrying value of the business unit exceeds the fair value. See Note 4 for more information regarding goodwill.

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

Income Taxes - Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the new tax rate is enacted.

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

Prior to the distribution, we were included in the consolidated U.S. federal, foreign, and certain state income tax returns of Zimmer Biomet, where applicable. Accordingly, the tax provision and current and deferred tax balances for the years ended December 31, 2021 and 2020 have been prepared on a separate-return basis as if we were a separate filer.

As a result of applying the separate filer approach for the periods prior to the distribution, actual tax transactions included in the consolidated financial statements of Zimmer Biomet may not be included in our consolidated financial statements. Similarly, the tax treatment of certain items reflected in the consolidated financial statements may not be reflected in the consolidated financial statements and tax returns of Zimmer Biomet. Therefore, portions of items such as net operating losses (“NOLs”), credit carryforwards, other deferred taxes and valuation allowances may exist in the consolidated financial statements that may or may not exist in Zimmer Biomet’s consolidated financial statements and vice versa. In addition, although deferred tax assets have been recognized for NOLs and tax credits in accordance with the separate return method, certain NOLs and credits did not carry over with ZimVie in connection with the distribution. The income taxes as presented in the consolidated financial statements may not be indicative of the income taxes that we will incur in the future. Any differences between actual amounts paid or received by ZimVie have been reflected in net parent company investment.

Derivative Financial Instruments - Our foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. Our transactions in our foreign operations are denominated primarily in the following currencies: Euros, Chinese Renminbi, British Pound, Japanese Yen and Canadian Dollar. We enter into foreign exchange forward or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. We do not enter into foreign exchange contracts for speculative trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which we attempt to minimize by limiting our counterparties to major financial institutions. The fair value of the foreign exchange contracts are estimated using foreign currency spot rates and forward rates quotes by third party financial institutions. The notional amount of the foreign exchange contracts at December 31, 2022 and 2021 was $69.1 million and $0, respectively.

Gains and losses related to foreign currency exchange contracts are recorded in “Other Income” in our consolidated statements of operations.

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

Noncontrolling Interest - We had an investment in a company in which we had a controlling financial interest, but not 100% of the equity. In the year ended December 31, 2020, we acquired the remaining equity from the minority shareholder. The acquisition of the remaining equity interest was recognized as an equity transaction. Further information related to the noncontrolling interest of this investment has not been provided as it is not significant to our consolidated financial statements.

Net Parent Company Investment - NPI in the consolidated balance sheets represents Zimmer Biomet’s historical investment in ZimVie, the accumulated net earnings after taxes and the net effect of the transactions with and allocations from Zimmer Biomet.

Accounting Pronouncements Recently Adopted

In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2021-05 Lessors – Certain Leases with Variable Lease Payments which is an amendment to Accounting Standards Codification Topic 842 – Leases (“ASC 842”). Under the prior ASC 842 guidance, variable payments are excluded from the measurement of the initial net investment in the lease if the payments do not depend on an index or a rate. For sales-type or direct financing leases, this could result in the recognition of a day-one loss for leases with entire or partial variable payments. ASU 2021-05 requires lessors to classify leases with entire or partial variable payments as operating leases if otherwise a day-one loss would be recognized. We adopted this standard on a prospective basis as of January 1, 2022. We have not entered into leases that are comprised entirely of variable lease payments and therefore the adoption of this ASU did not have an impact on our financial statements.

Accounting Pronouncements Recently Issued

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3. Acquisitions

In the fourth quarter of 2020, we acquired all of the issued and outstanding shares of 3DIEMME S.r.l. (“3DIEMME”), a dental treatment planning and dental computer aided-design/computer aided-manufacturing design software provider based in Italy. The 3DIEMME acquisition was completed primarily to expand treatment planning and design software offerings in our digital dentistry portfolio.

The total cash consideration paid for this acquisition was $9.2 million. Additionally, we assigned a fair value of $8.3 million at the acquisition date for potential payments that are contingent on future product sales. The estimated fair value of the aggregate contingent payment liabilities was calculated based on the probability of achieving the specified sales growth and discounting to present value the estimated payments. Due to actual product sales, we have increased the estimated fair value of these contingent payment liabilities to $11.0 million as of December 31, 2022.

We recognized goodwill of $12.7 million for this acquisition. The goodwill related to the acquisition represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the acquisition is generated from the operational synergies and cross-selling opportunities we expect to achieve from the technologies acquired. None of the goodwill related to this acquisition is deductible for tax purposes.

We have not included pro forma information and certain other information under GAAP for this acquisition because it did not have a material impact on our financial position or results of operations.

4. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by historical reportable segment (in thousands):

	Spine	Dental	Total
Balance at December 31, 2020
Goodwill, Gross	$1,089,400	$415,666	$1,505,066
Accumulated impairment losses	(1,089,400)	(142,000)	(1,231,400)
Goodwill, Net	—	273,666	273,666
Currency translation	—	(5,856)	(5,856)
Balance at December 31, 2021
Goodwill, Gross	1,089,400	409,810	1,499,210
Accumulated impairment losses	(1,089,400)	(142,000)	(1,231,400)
Goodwill, Net	—	267,810	267,810
Currency translation	—	(7,811)	(7,811)
Balance at December 31, 2022
Goodwill, Gross	1,089,400	401,999	1,491,399
Accumulated impairment losses	(1,089,400)	(142,000)	(1,231,400)
Goodwill, Net	$—	$259,999	$259,999

In connection with the annual goodwill impairment test in the fourth quarters of 2022 and 2021, we estimated the fair value of our Dental reporting unit, our only reporting unit with goodwill remaining, using the income and market approaches. In the annual tests for both 2022 and 2021, the Dental reporting unit exceeded its carrying value by more than 20%.

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

For each goodwill impairment test, we estimated the fair value of the Dental reporting unit based on income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly-traded companies that are similar to our reporting unit and considers differences between our reporting unit and the comparable companies.

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

The components of identifiable intangible assets were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2021:
Intangible assets subject to amortization:
Gross carrying amount	$873,913	$143,187	$379,967	$56,839	$1,453,906
Accumulated amortization	(409,839)	(56,233)	(171,576)	(50,083)	(687,731)
Total identifiable intangible assets	$464,074	$86,954	$208,391	$6,756	$766,175
As of December 31, 2022:
Intangible assets subject to amortization:
Gross carrying amount	$844,730	$137,785	$364,917	$53,955	$1,401,387
Accumulated amortization	(444,603)	(63,012)	(188,913)	(49,894)	(746,422)
Total identifiable intangible assets	$400,127	$74,773	$176,004	$4,061	$654,965

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2022 for the years ending December 31, 2023 through 2027 is (in millions):

For the Years Ending December 31,
2023	$75.9
2024	72.4
2025	70.6
2026	68.9
2027	63.6

5. Share-Based Compensation

Conversion Awards

Zimmer Biomet has share-based compensation plans under which it granted stock options, restricted stock units ("RSUs") and performance-based RSUs. In connection with the distribution, ZimVie employees with outstanding Zimmer Biomet share-based awards received replacement share-based awards. The ratio used to convert the Zimmer Biomet share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the distribution when compared to the aggregate intrinsic value of the award immediately prior to the distribution. Outstanding RSUs and performance-based RSUs were converted into 0.3 million ZimVie RSUs at a weighted average fair value of $31.55, and outstanding stock options were converted into 2.1 million ZimVie stock options at a weighted average fair value of $14.76. Due to the conversion, ZimVie incurred $21.3 million of incremental share-based compensation expense. Of this amount, $10.3 million was related to unvested and/or unexercised share-based awards and was recognized at the distribution date. The remaining $11.0 million is being recognized over the remainder of the share-based awards' weighted average vesting period of 2.5 years from the date of the distribution.

New Awards

Effective March 1, 2022, ZimVie established the ZimVie Inc. 2022 Stock Incentive Plan (the "2022 Plan"). A total of 3.0 million shares of common stock are authorized for future grants and awards under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At December 31, 2022, 1.6 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock and RSUs. Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

For periods prior to the distribution, we specifically identified employees who were associated with our historical operations and calculated expense based upon the awards received under the Zimmer Biomet plans, as well as expense related to corporate or shared employees allocated to us on a proportional cost allocation method, primarily based on revenue.

Share-based compensation expense was as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$2,437	$539	$506
Research and development	3,441	812	1,194
Selling, general and administrative	24,411	5,958	4,245
	30,289	7,309	5,945
Tax benefit related to awards	(7,254)	(1,550)	(1,346)
Total expense, net of tax	$23,035	$5,759	$4,599

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. For new awards granted after the distribution: expected volatility of 52.29% was derived from a peer group's combined historical volatility that was de-levered and re-levered for ZimVie as ZimVie does not have sufficient historical volatility based on the expected term of the underlying options; the expected term of the stock options of 6.0 years was determined using the simplified method; and the risk-free interest rate of 1.94% was determined using the implied yield available as of the grant date for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The dividend yield was zero as ZimVie has no plans to pay a dividend for the foreseeable future.

Stock option activity was as follows:

	Period Ended December 31, 2022
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at March 1, 2022	2,125,548	$27.32
Granted	484,650	23.87
Exercised	(12,949)	17.28
Forfeited	(193,614)	26.56
Outstanding at December 31, 2022	2,403,635	$26.74	7.0	$-
Exercisable at December 31, 2022	1,206,487	$25.37	5.6	$-

Aggregate intrinsic value was negligible at December 31, 2022. At December 31, 2022, we had unrecognized share-based compensation cost related to unvested stock options of $11.3 million, which is expected to be amortized over the remaining weighted average vesting period of approximately 2.0 years.

RSU activity was as follows:

	Period Ended December 31, 2022
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at March 1, 2022	264,420	$31.55
Granted	1,288,465	23.44
Vested	(39,446)	31.55
Forfeited	(130,939)	24.75
Outstanding at December 31, 2022	1,382,500	$24.64

At December 31, 2022, we had unrecognized share-based compensation cost related to unvested RSUs of $20.6 million, which is expected to be amortized into net income over the remaining weighted average vesting period of approximately 2.1 years. The total fair value of RSUs that vested during the period ended December 31, 2022 was $1.2 million.

6. Earnings Per Share

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

The calculation of weighted average shares for the basic and diluted earnings per common share is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2022	2021	2020
Net loss	$(63,881)	$(95,254)	$(178,999)

Weighted average shares outstanding for basic net loss per share	26,083	26,050	26,050
Effect of dilutive stock options and other equity awards (1)	—	—	—
Weighted average shares outstanding for dilutive net loss per share	26,083	26,050	26,050

Basic net loss per common share	$(2.45)	$(3.66)	$(6.87)
Diluted net loss per common share	(2.45)	(3.66)	(6.87)

(1) Since we incurred a net loss in each of the years ended December 31, 2022, 2021 and 2020, no dilutive stock options or other equity awards were included as diluted shares in those periods.

For the year ended December 31, 2022, a weighted average of 3.4 million options to purchase shares of common stock would have been excluded from the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

7. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2022	2021
Prepaid expenses and other current assets:
Prepaid expenses	$28,359	$9,252
Income tax receivable	7,311	13,675
Other assets	1,294	2,453
Total prepaid expenses and other current assets	$36,964	$25,380

Inventories consisted of the following (in thousands):

	As of December 31,
	2022	2021
Finished goods	$200,098	$199,553
Work in progress	21,199	26,700
Raw materials	12,557	20,579
Inventories	$233,854	$246,832

Amounts charged to the consolidated statements of operations for excess and obsolete inventory, including certain product lines we intend to discontinue, in the years ended December 31, 2022, 2021 and 2020 were $21.3 million, $37.5 million and $30.8 million, respectively. Additionally, during 2021, we completed a brand rationalization resulting in expense of $40.3 million.

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2022	2021
Land	$7,235	$7,248
Building and equipment	210,305	226,447
Capitalized software costs	36,881	41,876
Instruments	270,041	315,136
Construction in progress	16,865	7,727
Property, plant and equipment, gross	541,327	598,434
Accumulated depreciation	(392,888)	(418,191)
Property, plant and equipment, net	$148,439	$180,243

Depreciation expense was $41.9 million, $43.5 million and $48.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We had $1.3 million, $1.3 million and $2.4 million of property, plant and equipment included in accounts payable as of December 31, 2022, 2021 and 2020, respectively.

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Other current liabilities:
License and service agreements	$25,337	$31,154
Salaries, wages and benefits	47,812	40,986
Lease liabilities	9,617	12,628
Accrued liabilities	63,013	48,512
Total other current liabilities	$145,779	$133,280

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

The programs were executed on a revolving basis with a maximum funding limit for Zimmer Biomet of $450.0 million combined before termination. The Parent acted as the collection agent on behalf of the third-party but had no significant retained interests or servicing liabilities related to the accounts receivable sold. The Parent terminated the programs in the U.S. and Japan in the fourth quarter of 2020. As of December 31, 2020, all factored receivables related to our spine business had been collected and remitted in conjunction with the termination of those programs in 2020. As such, there was no activity related to these programs subsequent to December 31, 2020.

In Europe, the Parent sold to a third party and there was no continuing involvement or significant risk with the factored accounts receivable.

Funds received from the transfers are recorded as an increase to cash and a reduction of accounts receivable outstanding in the consolidated balance sheets. We report the cash flows attributable to the sale of the receivables to third parties in cash flows from operating activities in our consolidated statements of cash flows. Net expenses resulting from the sales of receivables are recognized in SG&A expense. Net expenses included any resulting gains or losses from the sales of receivables, credit insurance and factoring fees.

For the year ended December 31, 2020, receivables related to our spine business were sold having an aggregate face value of $53.8 million to third parties in exchange for cash proceeds of $53.7 million. Expenses recognized on these sales were not significant. For the year ended December 31, 2020 under the U.S. and Japan programs, receivables related to our spine business of $50.1 million were collected from our customers and these amounts were remitted to the third party, and we effectively repurchased $7.0 million of our previously sold accounts receivable due to the programs’ revolving nature. We had no unremitted amounts at December 31, 2022 and 2021 due to the termination of those arrangements in 2020. The initial collection of cash from customers and its remittance to the third party is reflected in net cash (used in) provided by financing activities in our consolidated statements of cash flows.

9. Fair Value Measurements of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in thousands):

	As of December 31, 2022
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Contingent payments related to acquisitions	$13,250	$—	$—	$13,250
Total Liabilities	$13,250	$—	$—	$13,250

	As of December 31, 2021
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Contingent payments related to acquisitions	$10,181	$—	$—	$10,181
Total Liabilities	$10,181	$—	$—	$10,181

The carrying value of our debt (discussed in Note 10) approximates fair value as it bears interest at variable rates and is categorized as a Level 2 instrument. Contingent payments related to acquisitions consist of sales-based payments, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase. See Note 3 for additional information regarding contingent payments related to acquisitions.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in thousands):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2020	$10,033
Change in estimate	1,500
Settlements	(750)
Foreign currency impact	(602)
Balance December 31, 2021	$10,181
Change in estimate	2,750
Foreign currency impact	319
Balance December 31, 2022	$13,250

10. Debt

Our debt consisted of the following (in thousands):

	As of December 31,
	2022	2021
Term loan	$536,456	$—
Debt issuance costs	(4,223)	—
Total debt	532,233	—
Less: current portion	—	—
Total debt due after one year	$532,233	$—

Below is the aggregate principal amount of maturities of our long-term debt payment requirements as of December 31, 2022 for the years ending December 31, 2023 through 2027 (excluding unamortized debt issuance costs), and reflecting the payment on December 30, 2022 to cover all scheduled principal payments in 2023 (in millions):

For the Years Ending December 31,
2023	$—
2024	24.5
2025	49.1
2026	56.1
2027	406.8

We entered into a Credit Agreement, dated as of December 17, 2021 (the “Credit Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent and syndication agent, and the lenders and issuing banks named therein. The Credit Agreement provides for revolving loans of up to $175.0 million (the “Revolver”) and term loan borrowings of up to $595.0 million.

On February 28, 2022 we borrowed the entire $595.0 million of available term loan borrowings (the “Original Term Loan Borrowing”) and on March 1, 2022, we prepaid $34.0 million of the Original Term Loan Borrowing (the $561.0 million of term borrowings following such prepayment being referred to as the “Term Loan” and, together with the Revolver, the “Credit Facility”). The Credit Facility has an initial term of five years. On each of June 30, 2022, September 30, 2022 and December 30, 2022, we made a $3.5 million scheduled principal payment on the Term Loan. In addition on December 30, 2022, we made a principal payment of $14.0 million to cover all of the 2023 mandatory scheduled principal payments on the Term Loan. As of December 31, 2022, $536.5 million was outstanding on the Term Loan following such payments, and there were no outstanding borrowings under the Revolver.

Following the reduction as a result of the $34.0 million prepayment of the Original Term Loan Borrowing on March 1, 2022, the Term Loan amortizes in equal quarterly installments in an aggregate amount equal to (i) 2.5% per annum of the original principal amount of the Original Term Loan Borrowing for the first two years of the facility, commencing at the end of the fiscal quarter ended June 30, 2022, (ii) 5.0% per annum of the original principal amount of the Original Term Loan Borrowing for the following year of the facility and (iii) 10.0% per annum of the original principal amount of the Original Term Loan Borrowing for the last two years of the facility, with the unpaid balance due in full on the maturity date. We are permitted to voluntarily prepay the loans under the Credit Facility at any time without premium or penalty, other than breakage fees. We may request, subject to obtaining commitments from any participating lenders and certain other conditions, incremental commitments to increase the amount of the Revolver or the Term Loan available under the Credit Facility in an aggregate principal amount equal to $70.0 million, plus additional amounts, subject to the terms and conditions of the Credit Facility.

Borrowings under the Revolver and the Term Loan bear interest, in the case of each term benchmark borrowing, at the adjusted term secured overnight financing rate (“SOFR”) for the interest period in effect for such borrowing, plus an applicable margin, which will range from 1.50% to 1.75%, based on ZimVie's consolidated total net leverage ratio. Borrowings under the Credit Facility that are not term benchmark borrowings bear interest at a per annum rate equal to (a) the greatest of (i) the prime rate in effect on such day, (ii) the Federal Reserve Bank of New York rate in effect on such day plus 1⁄2 of 1% and (iii) the adjusted term SOFR for a one month interest period as published two U.S. government securities business days prior to such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus (b) an applicable margin, which may range from 0.50% to 0.75%, based on ZimVie's consolidated total net leverage ratio. As of December 31, 2022, the applicable margin was 1.75% for term benchmark borrowings and 0.75% for benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property, and certain real property and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain at the end of any of our fiscal quarters commencing with the fiscal quarter ending June 30, 2022, a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of December 31, 2022.

11. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. The amount of these gains (losses) is recorded in Other income (expense), net. Outstanding contracts are recorded on the consolidated balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts were $69.1 million as of December 31, 2022.

Current derivative assets of $0.6 million as of December 31, 2022 are included in Prepaid expenses and other current assets on our consolidated balance sheets. Current derivative liabilities of $0.3 million as of December 31, 2022 are included in Other current liabilities in our consolidated balance sheets. Losses from these derivative instruments recognized on our consolidated statements of operations in Other income (expense), net was $1.2 million for the year ended December 31, 2022.

We had no outstanding derivatives as of December 31, 2021 and no activity for the years ended December 31, 2021 or 2020.

12. Leases

In our consolidated financial statements, we have recognized the right-of-use assets and lease liabilities and related expense of leases that were transferred to ZimVie at the closing of the distribution. For leases that we shared with Zimmer Biomet prior to the distribution and remained the responsibility of Zimmer Biomet following the distribution, no assets nor liabilities have been recognized on our consolidated balance sheets and any lease expense has been included in allocated costs from Zimmer Biomet.

Information on our leases is as follows ($ in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Lease cost	$11,709	$14,677	$14,928
Cash paid for leases recognized in operating cash flows	13,248	15,854	14,332
Right-of-use assets obtained in exchange for new lease liabilities	3,208	7,550	9,227

	As of December 31,
	2022	2021
Right-of-use assets recognized in Other assets	$24,816	$49,347
Lease liabilities recognized in Other current liabilities	9,617	12,628
Long-term lease liabilities	22,287	45,317
Weighted-average remaining lease term	3.9 years	5.3 years
Weighted-average discount rate	2.7%	2.8%

Our future minimum lease payments as of December 31, 2022 were (in millions):

For the Years Ending December 31,
2023	$10.3
2024	9.1
2025	6.2
2026	4.7
2027	1.6
Thereafter	1.7
Total	33.6
Less imputed interest	(1.7)
Total	$31.9

13. Allowance for Credit Losses

The following table presents the activity of our allowance for credit losses for the years ended December 31, 2022, 2021 and 2020: (in thousands):

	As of December 31,
	2022	2021	2020
Balance at Beginning of Period	$16,545	$18,931	$19,520
Additions Charged to Expense	4,446	2,645	2,677
Deductions / Other Additions to Reserve (1)	(5,743)	(4,683)	(3,552)
Effects of Foreign Currency	(222)	(348)	286
Balance at End of Period	$15,026	$16,545	$18,931

(1) 2020 includes the $1.0 million cumulative-effect adjustment related to the adoption of ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326)."

14. Income Taxes

The tax provisions for the years ended December 31, 2021 and 2020 were prepared on a separate return basis as if we were a separate group of companies under common ownership prior to the distribution. The operations were combined as if we were filing on a combined basis for U.S. federal, U.S. state and non-U.S. income tax purposes, where allowable by law. As discussed in Note 2, certain NOLs, tax credit carryforwards and unrecognized tax benefits were recognized during the tax years ended December 31, 2021 and 2020 in accordance with the separate return method but did not carry over with ZimVie in connection with the distribution.

The components of loss before income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
U.S. operations	$(98,803)	$(18,963)	$(137,552)
Foreign operations	(11,116)	(82,294)	(83,796)
Total	$(109,919)	$(101,257)	$(221,348)

The benefit for income taxes and the income taxes paid consisted of the following (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current:
Federal	$3,986	$3,515	$(29,999)
State	6,696	1,608	2,950
Foreign	7,340	10,807	6,976
Total current taxes	18,022	15,930	(20,073)
Deferred:
Federal	(27,900)	(4,222)	(2,857)
State	(12,912)	(1,521)	(1,205)
Foreign	(23,248)	(16,190)	(18,214)
Total deferred taxes	(64,060)	(21,933)	(22,276)
Benefit for income taxes	$(46,038)	$(6,003)	$(42,349)
Net income taxes paid	$25,730	$12,089	$4,654

A reconciliation of the income tax benefit at the U.S. statutory income tax rate to our income tax benefit is as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Income tax benefit at the U.S. statutory rate	$(23,083)	$(21,265)	$(46,490)
Tax impact of foreign operations, including U.S. taxes on international income and foreign tax credits	(13,111)	2,283	(822)
Puerto Rico royalty tax receivable and other payable true-up	(5,757)	—	—
State taxes, net of federal deduction	(2,789)	180	1,657
R&D tax credit	(1,750)	(906)	(586)
Pre-spin tax expense	(999)	—	—
Non-deductible expenses	(413)	1,241	407
Change in valuation allowance	2,402	13,184	7,431
Section 162m excess compensation	1,324	416	444
Goodwill impairment	—	—	29,820
Share-based compensation	714	20	36
Net uncertain tax positions, including interest and penalties	105	1,257	(26,205)
Tax rate change	33	(2,734)	(6,539)
Other	(2,714)	321	(1,502)
Income tax benefit	$(46,038)	$(6,003)	$(42,349)

The components of deferred taxes consisted of the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryover	$37,774	$38,605
Inventory	23,939	67,607
Section 174 capitalized cost	15,151	—
Section 263A	9,610	1,423
Leases - right of use liability	7,612	—
Share-based compensation	7,025	2,419
Accrued liabilities	4,845	3,110
Accounts receivable	3,295	5,060
Product liability and litigation	1,429	1,327
Tax credit carryover	—	3,072
Other	288	84
Total deferred tax assets	110,968	122,707
Less: Valuation allowances	(37,155)	(38,339)
Total deferred tax assets after valuation allowances	73,813	84,368
Deferred tax liabilities:
Intangible assets	149,448	179,414
Fixed assets	9,347	15,559
Leases - right of use asset	6,295	—
Other	3,469	370
Total deferred tax liabilities	168,559	195,343
Total net deferred income taxes	$(94,746)	$(110,975)

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2022 and 2021, we had a valuation allowance of $37.2 million and $38.3 million, respectively, related to net operating loss carryforwards and other deferred tax assets that are not anticipated to be realized prior to expiration.

During 2022, as part of the distribution, $30.2 million of valuation allowances were released related to NOL and credit carryforwards which did not transfer to the ZimVie group. The subsequent increase to the valuation allowance of $28.8 million during 2022 was primarily driven by the recognition of the NOL carryforward in Puerto Rico. The increase to the valuation allowance of $8.6 million during 2021 was primarily driven by additional losses generated, partially offset by changes in tax rates.

At December 31, 2022, net operating loss and tax credit carryovers available to reduce future federal, state and foreign taxable earnings consisted of the following (in millions):

Expiration Period	Net operating loss carryover	Tax credit carryover
2023-2027	$2.3	$—
2028-2032	9.1	—
2033-2042	13.2	—
Indefinite	13.2	—
Total	$37.8	$—
Valuation allowances	$33.1	$—

We intend to repatriate cash when the additional tax related to remitting earnings is deemed immaterial as a portion of these earnings has already been taxed as toll tax or GILTI and is not subject to further U.S. federal tax. Portions of the additional tax would also be offset by allowable foreign tax credits. No deferred tax liability has been recorded on earnings overseas that are expected to be permanently reinvested outside of the U.S. If we decide at a later date to repatriate these earnings to the U.S., we would be required to provide for the net tax effects on these amounts. We expect the majority of these unremitted earnings would be subject to federal tax and state tax, in addition to withholding tax in many jurisdictions. The exact amount of the tax cost to remit these earnings is not determinable.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Balance at January 1	$46,921	$46,911	$69,212
Decreases related to prior periods	(46,921)	—	—
Increases related to current period	105	97	70
Decrease related to settlements with taxing authorities	—	(87)	—
Decreases related to lapse of statute of limitations	—	—	(22,371)
Balance at December 31	$105	$46,921	$46,911
Amounts impacting effective tax rate, if balance at December 31 recognized	$105	$46,268	$46,256
Interest and penalty expense related to unrecognized tax benefits	$—	$1,597	$(5,486)
Total accrued interest and penalties balance at December 31	—	8,973	7,376

As part of the distribution, uncertain tax reserves related to the Zimmer Biomet consolidated return filing groups in prior periods were removed from the ZimVie books as there would be no financial liability related to those positions.

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Our income tax filings are subject to examinations by taxing authorities throughout the world. Currently, we are not under any material tax audits or have any pending tax litigations. We do not expect a material change in unrecognized tax benefits over the next twelve months based on the current examination status.

The ZimVie U.S. group will file its first U.S. federal tax return in 2023; therefore, there are no open years subject to Internal Revenue Service (“IRS”) audit. However, our entities historically filed consolidated under the Zimmer Biomet U.S. group, which is under continuous audit by the IRS and other taxing authorities. During the course of these audits, Zimmer Biomet receives proposed adjustments from taxing authorities that may be material. ZimVie does not bear any financial liability with regards to these U.S. federal consolidated returns; however, certain states require amended returns as a result of federal audit changes and ZimVie would be responsible for any liabilities arising in ZimVie company separate liability states. We do not anticipate any material adverse outcomes in these audits that would have a material effect on our results of operation or financial condition. The Zimmer Biomet U.S. federal income tax returns have been audited through 2015 and are currently under audit for years 2016-2019.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes generally remains subject to examination by various states for a period of up to one year after formal notification to the states. We do not currently have any state income tax return positions in the process of examination, administrative appeals or litigation.

In other major jurisdictions, open years are generally 2015 or later.

15. Retirement Benefit Plans

We sponsor defined contribution plans for substantially all of the employees in the U.S. and Puerto Rico, and certain employees in other countries. The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $7.0 million, $6.1 million and $6.1 million related to these plans for the years ended December 31, 2022, 2021 and 2020, respectively.

16. Segment Data

Our Chief Executive Officer is our chief operating decision maker ("CODM"). He allocates resources to achieve our operating profit goals and reviews business performance through two operating segments, 1) the spine products segment, and 2) the dental products segment. Our two operating segments also constitute our reportable segments.

Our CODM evaluates performance based upon segment operating profit exclusive of certain expenses or gains that our CODM does not include when evaluating segment performance. These expenses and gains include related party transactions; expenses incurred by us related to Zimmer Biomet's products and operating expenses pertaining to intangible asset amortization: goodwill impairment; restructuring expenses; acquisition, integration, divestiture and related expenses; and other various charges. Other various charges include share-based compensation, third-party costs incurred to establish initial compliance for previously-approved products with the European Union Medical Device Regulation, third-party costs related to compliance with a deferred prosecution agreement between Zimmer Biomet and the Department of Justice, allocation of costs from the 2019 Restructuring Plan, allocation of costs related to

Zimmer Biomet’s integration activities of acquired businesses, and the impact from excess and obsolete inventory on certain product lines we intend to discontinue, as well as other expenses. Intercompany transactions have been eliminated from segment operating profit. The information presented in all of the years below is in accordance with this reportable segment operating profit structure.

Our CODM does not review asset information by operating segment.

Net sales and other information by segment are as follows (in thousands):

	Net Sales			Operating (Loss) Profit			Depreciation and Amortization
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Spine	$449,806	$540,348	$529,077	$42,480	$54,766	$56,262	$32,161	$32,667	$39,916
Dental	459,681	468,482	367,872	93,643	88,045	39,759	5,723	3,595	4,210
Segment Total	909,487	1,008,830	896,949	136,123	142,811	96,021	37,884	36,262	44,126
Related party transactions	4,375	5,819	15,478	(11,751)	(63,761)	(54,641)	—	—	—
Expenses related to Parent products	—	—	—	(891)	(1,147)	(8,240)	—	—	—
Intangible asset amortization	—	—	—	(80,867)	(86,219)	(85,493)	80,867	86,219	85,493
Goodwill impairment	—	—	—	—	—	(142,000)	—	—	—
Restructuring	—	—	—	(11,354)	(3,344)	(9,651)	—	—	—
Acquisition, integration, divestiture and related	—	—	—	(29,437)	(24,064)	(2,203)	—	—	—
Other	—	—	—	(97,066)	(64,776)	(16,406)	4,038	7,238	4,712
Total	$913,862	$1,014,649	$912,427	$(95,243)	$(100,500)	$(222,613)	$122,789	$129,719	$134,331

We conduct business in the following countries that hold 10% or more of our total combined property, plant and equipment, net (in thousands):

	As of December 31,
	2022	2021
U.S.	$102,681	$128,394
Other countries	45,758	51,849
Property, plant and equipment, net	$148,439	$180,243

U.S. and foreign sales are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$630,142	$675,572	$615,732
Other countries	279,345	333,258	281,217
Third party sales	$909,487	$1,008,830	$896,949

Sales within any other individual country were less than 10% of our combined sales in each of those years. No single customer accounted for 10% or more of our sales in the years ended December 31, 2022, 2021 and 2020.

17. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. The recorded accrual balance for net loss contingencies was $9.5 million and $5.9 million as of December 31, 2022 and December 31, 2021, respectively. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

Subject to certain exceptions specified in the Separation and Distribution Agreement (the "Separation Agreement"), we assumed the liability for, and control of, all pending and threatened legal matters related to our business, including liabilities for any claims or legal proceedings related to products that had been part of our business, but were discontinued prior to the distribution, as well as assumed or retained liabilities, and will indemnify Zimmer Biomet for any liability arising out of or resulting from such assumed legal matters.

18. Related Party Transactions

Prior to the distribution, we did not operate as a standalone business and had various relationships with Zimmer Biomet whereby Zimmer Biomet provided services to us. Following the distribution, certain functions that Zimmer Biomet provided to us prior to the distribution either continue to be provided to us by Zimmer Biomet under a transition services agreement or are being performed using our own resources or third-party service providers. The following disclosures summarize activity between us and Zimmer Biomet that are included in our consolidated financial statements.

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

Corporate allocations reflected in the consolidated statements of operations are as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Cost of products sold	$(78)	$1,210	$3,145
Selling, general & administrative	13,914	76,170	69,865
Acquisition, integration, divestiture and related	—	6,966	—

Management believes that the methods used to allocate expenses to ZimVie are a reasonable reflection of the utilization of services provided to, or the benefit derived by, ZimVie during the periods presented. However, the allocations may not necessarily reflect the consolidated financial position, results of operations and cash flows in the future or what they would have been had ZimVie been a separate, standalone entity during the periods presented.

Share-Based Compensation

As discussed in Note 5, our employees participated in Zimmer Biomet’s share-based compensation plans, the costs of which have been allocated and recorded in cost of products sold, R&D and selling, general and administrative expenses in the consolidated statements of operations. Share-based compensation benefit related to our employees prior to the distribution were $1.0 million, $7.3 million and $5.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Centralized Cash Management

Zimmer Biomet used a centralized approach to cash management and financing of operations. The majority of our subsidiaries were party to Zimmer Biomet’s cash pooling arrangements with several financial institutions to maximize the availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash balances were swept regularly from our accounts. Cash transfers to and from Zimmer Biomet’s cash concentration accounts and the resulting balances at the end of each reporting period were reflected in NPI and net transactions with Zimmer Biomet in the consolidated balance sheets and statements of cash flows, respectively.

Prior to the distribution, we borrowed $595.0 million under our Credit Agreement (see Note 10) and subsequently distributed $561.0 million of the proceeds to Zimmer Biomet. After this distribution and the impact of various transactions between the parties related to the separation, we had approximately $100.0 million of cash at distribution to operate as a standalone company. This includes approximately $10.0 million that will be payable to Zimmer Biomet upon the termination of certain interim operating model agreements as described below.

Manufacturing Services to Zimmer Biomet

We have certain manufacturing facilities that also produce orthopedic products that continue to be sold by Zimmer Biomet after the separation. The consolidated statements of operations reflect the sales of these orthopedic products with Zimmer Biomet (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Related party net sales	$4,375	$5,819	$15,478
Related party cost of products sold, excluding intangible asset amortization	4,107	4,248	10,159

We will continue to sell these products to Zimmer Biomet in future periods pursuant to a transition manufacturing and supply agreement as described below.

Net Parent Company Investment

As discussed in Note 1, NPI is primarily impacted by contributions from Zimmer Biomet, which are the result of treasury activity and net funding provided by or distributed to Zimmer Biomet. For the years ended December 31, 2022 and 2021, net transactions with Zimmer Biomet reflected in the cash flows pre-distribution were $6.9 million and $1.3 million, respectively. Activities that impacted the net transfers from Zimmer Biomet include corporate overhead, stock based compensation, debt agreements between the parties and other allocations and centralized cash management. For the years ended December 31, 2022 and 2021, the total impact on NPI from these transactions were $70.4 million and $19.7 million, respectively.

For all periods prior to the distribution, transfers between ZimVie and Zimmer Biomet affiliates were recognized in Net transactions with Zimmer Biomet. In connection with the distribution, certain net assets of approximately $79.0 million that were included in our pre-distribution balance sheet were retained by Zimmer Biomet, with the offset of the non-cash transaction reflected as a distribution within NPI. Separation-related adjustments were also recognized in Net transactions with Zimmer Biomet.

On September 30, 2021, we legally entered into a $24.4 million debt agreement with Zimmer Biomet. This debt was subsequently terminated in October 2021 without any cash being exchanged between a ZimVie subsidiary and Zimmer Biomet.

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

The amount due from and to Zimmer Biomet under the various agreements described below are included in related party receivable or payable, as applicable, in our consolidated balance sheets as follows (in thousands):

	As of December 31,
	2022	2021
Related party receivable	$8,483	$—
Related party payable	13,176	—

The Separation Agreement sets forth our agreements with Zimmer Biomet regarding the principal actions taken in connection with the separation and the distribution. It also sets forth other agreements that govern aspects of our relationship with Zimmer Biomet following the separation and the distribution. The Separation Agreement provides for, among other things, (i) the assets transferred, the liabilities assumed and the contracts assigned to each of us and Zimmer Biomet as part of the separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the ZimVie businesses with us and financial responsibility for the obligations and liabilities of Zimmer Biomet’s remaining businesses with Zimmer Biomet, (iii) procedures with respect to claims subject to indemnification and related matters and governing our and Zimmer Biomet’s obligations and allocations of liabilities with respect to ongoing litigation matters and (iv) the allocation between us and Zimmer Biomet of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the distribution.

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

The agreements that we entered into with Zimmer Biomet that govern aspects of ZimVie's relationship with Zimmer Biomet following the distribution include:

Transition Services Agreement

Pursuant to the Transition Services Agreement, we and Zimmer Biomet provide certain services to one another, on an interim, transitional basis following the separation and the distribution. The services provided include certain regulatory services, commercial services, operational services, tax services, clinical affairs services, information technology services, finance and accounting services and human resource and employee benefits services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services and are included in Selling, general and administrative expenses in our consolidated statements of operations. The Transition Services Agreement terminates on the expiration of the term of the last service provided thereunder, which will generally be no later than March 31, 2025. Subject to certain exceptions in the case of willful misconduct or fraud, the liability of each of Zimmer Biomet and us under the Transition Services Agreement for the services it provides will be limited to the aggregate service fees paid to it in the immediately preceding one-year period.

Interim Operating Agreements

Zimmer Biomet and ZimVie entered into a series of IOM agreements pursuant to which Zimmer Biomet and certain of its affiliates that held licenses, permits and other rights in connection with marketing, import and/or distribution of ZimVie products in various jurisdictions prior to the distribution continue to market, import and distribute such products until such time as the relevant licenses and permits are transferred to ZimVie or its affiliates, while permitting ZimVie (or Zimmer Biomet, as applicable) to recognize revenue relating to the sale of its respective products, to the extent practicable. Under such IOM agreements and in accordance with the Separation Agreement, the relevant Zimmer Biomet entity will continue operations in the affected market on behalf of ZimVie, with ZimVie receiving all of the economic benefits and burdens of such activities. ZimVie began receiving these economic benefits as of March 1, 2022. Based on the terms of the IOM agreements, ZimVie determined it is the principal under this arrangement when: ZimVie holds all risks and rewards of ownership inclusive of risk of loss, market risk and benefits related to the inventory; ZimVie has latitude in pricing; ZimVie has the ability to direct Zimmer Biomet regarding decisions over inventory; and ZimVie is responsible for all credit and collections risks and losses associated with the related receivables. ZimVie is the principal in the majority of the IOM agreements and recognizes those sales on a gross basis. In limited jurisdictions, ZimVie is not the principal and recognizes revenue on a net basis. Upon exit of certain IOM agreements, we initially expected to pay approximately $10 million for the purchase of accounts receivable and inventory from Zimmer Biomet. Through December 31, 2022, we have paid Zimmer Biomet $7.8 million related to the exit of certain IOM agreements, and there are no additional payments expected.

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

Other agreements include the Intellectual Property Matters Agreement and the Transitional Trademark License Agreement.

Subsequent Event

As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party.

19. Restructuring

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. The national volume-based procurement ("VBP") program for spine products in China took place in late September of 2022, and we were not successful in our bid. After evaluating our alternatives, in the fourth quarter of 2022, we approved a plan to exit our spine products activities in China. We anticipate total charges related to both of these programs of approximately $10-11 million, including projects in process or under final evaluation. Pre-tax restructuring charges of $9.0 million incurred in 2022 under these plans were primarily related to employee termination benefits, inventory write-downs (non-cash) and accelerated depreciation of fixed assets (non-cash). All charges are included in the Restructuring line item in our consolidated statements of operations, except for inventory write-downs ($2.0 million), which are included in Cost of products sold, excluding intangible asset amortization. We anticipate incurring the remaining charges during 2023.

In December 2019 and December 2021, Zimmer Biomet initiated restructuring plans (the "ZB Restructuring Plans") with an objective of reducing costs to allow further investment in higher priority growth opportunities. We incurred pre-tax restructuring charges related to the ZB Restructuring Plans of $4.4 million, $3.3 million and $9.7 million in 2022, 2021 and 2020, respectively. The restructuring charges incurred under these plans primarily related to employee termination benefits, contract terminations, long-lived asset impairments (non-cash), accelerated depreciation of fixed assets (non-cash) and retention period compensation and benefits. All charges are included in the Restructuring line item in our consolidated statements of operations. We have not incurred material expenses from the ZB Restructuring Plans after June 30, 2022, and do not expect to in the future.

The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above and excludes non-cash charges (in thousands):

	Employee Termination Benefits	Other	Total
Balance, December 31, 2020	$1,960	$—	$1,960
Additions	149	3,135	3,284
Cash payments	(1,010)	(1,985)	(2,995)
Balance, December 31, 2021	1,099	1,150	2,249
Additions	5,098	3,553	8,651
Non-cash adjustments	—	(320)	(320)
Cash payments	(4,304)	(2,210)	(6,514)
Balance, December 31, 2022	$1,893	$2,173	$4,066

We do not include restructuring charges in the operating profit of our reportable segments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because we are a non-accelerated filer, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference from our definitive Proxy Statement for the annual meeting of stockholders to be held on May 12, 2023 (the “2023 Proxy Statement”).

Information regarding our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."

We have adopted the ZimVie Code of Ethics for Chief Executive Officer and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other finance organization senior employees. The finance code of ethics is publicly available in the Investor Relations section of our website, which may be accessed from our homepage at www.zimvie.com or directly at https://investor.zimvie.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of that amendment in the Investor Relations section of our website.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from our 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from our 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is incorporated by reference from our 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item is incorporated by reference from our 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

The following consolidated financial statements of ZimVie Inc. are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

All schedules are omitted because they are not applicable or not required, or because the required information is included either in the consolidated financial statements or in the notes thereto.

3. Exhibits

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

3.1	Amended and Restated Certificate of Incorporation of ZimVie Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
3.2*	Amended and Restated Bylaws of ZimVie Inc., effective as of February 17, 2023.
4.1

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2022).

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

10.11+	ZimVie Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.
10.12+	ZimVie Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
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

10.23*+	Form of ZimVie Inc. Three-Year Performance-Based Restricted Stock Unit Agreement
10.24+

Form of ZimVie Inc. Three-Year Vesting Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.25+

ZimVie Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.4 of the Company’s Form S-8 Registration Statement (Registration No. 333-263069) filed with the SEC on February 28, 2022).

10.26+

Form of ZimVie Inc. Restricted Stock Unit Award Agreement under the Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.27+

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

10.32+

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

ZimVie Inc.

Date: March 1, 2023	By:	/s/ Vafa Jamali
Vafa Jamali
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vafa Jamali	President, Chief Executive Officer and Director	March 1, 2023
Vafa Jamali	(Principal Executive Officer)

/s/ Richard Heppenstall	Executive Vice President, Chief Financial Officer and Treasurer	March 1, 2023
Richard Heppenstall	(Principal Financial Officer)

/s/ Sandra Schneider	Chief Accounting Officer	March 1, 2023
Sandra Schneider	(Principal Accounting Officer)

/s/ Vinit Asar	Director	March 1, 2023
Vinit Asar

/s/ Sally Crawford	Director	March 1, 2023
Sally Crawford

/s/ David King	Director	March 1, 2023
David King

/s/ Richard Kuntz, M.D.	Director	March 1, 2023
Richard Kuntz, M.D.

/s/ Karen Matusinec	Director	March 1, 2023
Karen Matusinec