Form 10-Q
period 2023-03-31
ZimVie Inc.
filed 2023-05-03
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the Registrant’s Common Stock outstanding as of April 28, 2023 was 26,380,737.

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

See also Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from the forward-looking statements. Readers of this report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Net Sales
Third party, net	$225,088	$234,682
Related party, net	339	919
Total Net Sales	225,427	235,601
Cost of products sold, excluding intangible asset amortization	(70,717)	(85,010)
Related party cost of products sold, excluding intangible asset amortization	(328)	(797)
Intangible asset amortization	(20,509)	(20,905)
Research and development	(15,373)	(17,653)
Selling, general and administrative	(127,968)	(134,112)
Restructuring and other cost reduction initiatives	(4,975)	(742)
Acquisition, integration, divestiture and related	(1,683)	(9,005)
Operating Expenses	(241,553)	(268,224)
Operating Loss	(16,126)	(32,623)
Other (expense) income, net	(906)	255
Interest expense, net	(8,966)	(711)
Loss Before Income Taxes	(25,998)	(33,079)
Income tax (expense) benefit	(3,970)	7,423
Net Loss	$(29,968)	$(25,656)
Net Loss Per Common Share - Basic	$(1.14)	$(0.98)
Net Loss Per Common Share - Diluted	(1.14)	(0.98)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Net Loss	$(29,968)	$(25,656)
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	10,517	(14,666)
Total Other Comprehensive Income (Loss)	10,517	(14,666)
Comprehensive Loss	$(19,451)	$(40,322)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$66,414	$89,601
Accounts receivable, net of allowance for credit losses of $14,496 and $15,026, respectively	174,996	168,961
Related party receivable	—	8,483
Inventories	231,076	233,854
Prepaid expenses and other current assets	31,686	36,964
Total Current Assets	504,172	537,863
Property, plant and equipment, net of accumulated depreciation of $393,883 and $392,888, respectively	139,291	148,439
Goodwill	261,143	259,999
Intangible assets, net	644,021	654,965
Other assets	39,432	40,790
Total Assets	$1,588,059	$1,642,056
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$52,587	$43,998
Related party payable	—	13,176
Income taxes payable	17,345	14,356
Other current liabilities	126,596	145,779
Total Current Liabilities	196,528	217,309
Deferred income taxes	95,768	98,062
Lease liability	20,655	22,287
Other long-term liabilities	9,515	13,561
Non-current portion of debt	521,990	532,233
Total Liabilities	844,456	883,452
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 26,381 and 26,222, respectively	264	262
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	901,476	897,028
Accumulated deficit	(77,500)	(47,532)
Accumulated other comprehensive loss	(80,637)	(91,154)
Total Stockholders' Equity	743,603	758,604
Total Liabilities and Stockholders' Equity	$1,588,059	$1,642,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
		Additional		Net Parent	Other
	Common	Paid-In	Accumulated	Company	Comprehensive	Total
	Stock	Capital	Deficit	Investment	(Loss) Income	Equity
Balance December 31, 2022	$262	$897,028	$(47,532)	$—	$(91,154)	$758,604
Net loss	—	—	(29,968)	—	—	(29,968)
Stock activity under stock plans	2	(393)	—	—	—	(391)
Share-based compensation expense	—	4,841	—	—	—	4,841
Other comprehensive income	—	—	—	—	10,517	10,517
Balance March 31, 2023	$264	$901,476	$(77,500)	$—	$(80,637)	$743,603

					Accumulated
		Additional		Net Parent	Other
	Common	Paid-In	Accumulated	Company	Comprehensive	Total
	Stock	Capital	Deficit	Investment	Loss	Equity
Balance December 31, 2021	$—	$—	$—	$1,494,157	$(42,780)	$1,451,377
Net loss	—	—	(9,307)	(16,349)	—	(25,656)
Net transactions with Zimmer Biomet Holdings, Inc., including separation adjustments	—	—	—	(70,430)	—	(70,430)
Net consideration paid to Zimmer Biomet Holdings, Inc. in connection with distribution	—	—	—	(540,567)	—	(540,567)
Reclassification of net parent company investment to additional paid-in capital	261	866,550	—	(866,811)	—	—
Stock activity under stock plans	—	(32)	—	—	—	(32)
Share-based compensation expense	—	12,430	—	—	—	12,430
Other comprehensive loss	—	—	—	—	(14,666)	(14,666)
Balance March 31, 2022	$261	$878,948	$(9,307)	$—	$(57,446)	$812,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(29,968)	$(25,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,631	32,554
Share-based compensation	4,841	13,472
Deferred income tax provision	(4,208)	(17,901)
Other non-cash items	1,556	122
Changes in operating assets and liabilities
Income taxes	7,047	11,258
Accounts receivable	(4,958)	(10,117)
Related party receivable	8,483	(24,214)
Inventories	5,431	8,726
Prepaid expenses and other current assets	1,311	(15,423)
Accounts payable and accrued liabilities	(11,572)	(8,639)
Related party payable	(13,176)	26,368
Other assets and liabilities	(4,614)	(449)
Net cash used in operating activities	(7,196)	(9,899)
Cash flows used in investing activities:
Additions to instruments	(1,951)	(4,040)
Additions to other property, plant and equipment	(1,887)	(2,047)
Other investing activities	(1,994)	(2,000)
Net cash used in investing activities	(5,832)	(8,087)
Cash flows (used in) provided by financing activities:
Net transactions with Zimmer Biomet	—	6,920
Dividend paid to Zimmer Biomet	—	(540,567)
Proceeds from term loans	—	595,000
Payments on term loans	(10,519)	(34,000)
Debt issuance costs	—	(5,170)
Payments related to tax withholding for share-based compensation	(417)	(157)
Proceeds from stock option activity	—	125
Net cash (used in) provided by financing activities	(10,936)	22,151
Effect of exchange rates on cash and cash equivalents	777	(305)
(Decrease) increase in cash and cash equivalents	(23,187)	3,860
Cash and cash equivalents, beginning of year	89,601	100,399
Cash and cash equivalents, end of period	$66,414	$104,259
Supplemental cash flow information:
Income taxes paid, net	$1,664	$494
Interest paid	8,121	355

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Background, Nature of Business and Basis of Presentation

Background

On March 1, 2022, ZimVie Inc. ("ZimVie," "we," "us" and "our") and Zimmer Biomet Holdings, Inc. ("Zimmer Biomet" or "Parent") entered into a Separation and Distribution Agreement (the "Separation Agreement"), pursuant to which Zimmer Biomet agreed to spin off its dental and spine businesses into ZimVie, a new, publicly traded company. Zimmer Biomet effected the separation through a pro rata distribution of 80.3% of the outstanding shares of common stock of ZimVie. Following the distribution on March 1, 2022, Zimmer Biomet stockholders as of the record date for the distribution owned 80.3% of the outstanding shares of ZimVie common stock; Zimmer Biomet initially retained 19.7% of the outstanding shares of ZimVie common stock. The distribution is intended to qualify as generally tax-free to Zimmer Biomet stockholders for United States ("U.S.") federal income tax purposes, except for any cash received by stockholders in lieu of fractional shares. The distribution on March 1, 2022 resulted in ZimVie becoming a standalone, publicly traded company, and it was completed pursuant to the Separation Agreement and other agreements with Zimmer Biomet related to the distribution, including, but not limited to a tax matters agreement, an employee matters agreement, a transition services agreement and transition manufacturing agreements. See Note 12 for further description of the impact of the distribution and post-spin activities with Zimmer Biomet. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party.

Nature of Business

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for dental and spine patients worldwide. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to support dental tooth replacement and restoration procedures and treat a wide range of spine pathologies. We are well-positioned in the growing global dental implant, biomaterials and digital dentistry market with a strong presence in the tooth replacement market with market leading positions in certain geographies. Our broad portfolio also addresses all areas of spine with market leadership in cervical disc replacement and vertebral body tethering to treat pediatric scoliosis. Our operations are principally managed on a products basis and include two operating segments, 1) the dental products segment, and 2) the spine products segment.

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

Basis of Presentation

Prior to March 1, 2022, we existed and functioned as part of the consolidated business of Zimmer Biomet. The accompanying condensed consolidated financial statements are prepared on a standalone basis and, for periods prior to March 1, 2022, were prepared on a carveout basis from Zimmer Biomet’s consolidated financial statements and accounting records, and, accordingly, may not be indicative of the financial position, results of operations or cash flows had we operated as a standalone company during those periods, or comparable to our financial position subsequent to March 1, 2022.

On March 1, 2022, ZimVie became a standalone publicly traded company, and our financial statements are now presented on a consolidated basis. The unaudited financial statements for all periods presented, including our historical results prior to March 1, 2022, are now referred to as "Condensed Consolidated Financial Statements," and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete consolidated financial statements are not included herein. In our opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report"). The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

Prior to the distribution, our equity balance in these condensed consolidated financial statements represented the excess of total assets over liabilities including the due to/from balances between us and Zimmer Biomet (referred to as "net parent investment" or "NPI") and accumulated other comprehensive income (loss). NPI was primarily impacted by contributions from Zimmer Biomet that were the result of treasury activities and net funding provided by or distributed to Zimmer Biomet.

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

As of each of March 31, 2023 and December 31, 2022, we had $1.5 million in restricted cash. The restriction is on cash held in China as a result of ongoing litigation with a spine products distributor in China related to our decision to exit our spine products business in China (see Note 13 for further information).

Accounting Pronouncements Recently Issued

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

2. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by historical reportable segment (in thousands):

	Dental	Spine	Total
Balance at December 31, 2022
Goodwill, Gross	$401,999	$1,089,400	$1,491,399
Accumulated impairment losses	(142,000)	(1,089,400)	(1,231,400)
Goodwill, Net	259,999	—	259,999
Currency translation	1,144	—	1,144
Balance at March 31, 2023
Goodwill, Gross	403,143	1,089,400	1,492,543
Accumulated impairment losses	(142,000)	(1,089,400)	(1,231,400)
Goodwill, Net	$261,143	$—	$261,143

The components of identifiable intangible assets were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2022:
Intangible assets subject to amortization:
Gross carrying amount	$844,730	$137,785	$364,917	$53,955	$1,401,387
Accumulated amortization	(444,603)	(63,012)	(188,913)	(49,894)	(746,422)
Total identifiable intangible assets	$400,127	$74,773	$176,004	$4,061	$654,965
As of March 31, 2023:
Intangible assets subject to amortization:
Gross carrying amount	$852,719	$139,265	$368,084	$54,034	$1,414,102
Accumulated amortization	(458,833)	(65,738)	(196,547)	(48,963)	(770,081)
Total identifiable intangible assets	$393,886	$73,527	$171,537	$5,071	$644,021

Estimated annual amortization expense for the years ending December 31, 2023 through 2027 based on exchange rates in effect at December 31, 2022 is as follows (in millions):

For the Years Ending December 31,
2023 (remaining)	$55.4
2024	72.4
2025	70.6
2026	68.9
2027	63.6
Thereafter	313.1
Total	$644.0

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

ZimVie Awards

Effective March 1, 2022, ZimVie established the ZimVie Inc. 2022 Stock Incentive Plan (the "2022 Plan"). A total of 3.0 million shares of common stock are authorized for future grants and awards under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At March 31, 2023, 1.7 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock and RSUs. Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

For periods prior to the distribution, we specifically identified employees who were associated with our historical operations and calculated expense based upon the awards received under the Zimmer Biomet plans, as well as expense related to corporate or shared employees allocated to us on a proportional cost allocation method, primarily based on revenue.

Share-based compensation expense was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$265	$1,797
Research and development	422	2,078
Selling, general and administrative	4,154	9,597
	4,841	13,472
Tax benefit related to awards	(1,209)	(3,148)
Total expense, net of tax	$3,632	$10,324

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. For new awards granted after the distribution: expected volatility of 52.29% was derived from a peer group's combined historical volatility that was de-levered and re-levered for ZimVie as ZimVie does not have sufficient historical volatility based on the expected term of the underlying options; the expected term of the stock options of 6.0 years was determined using the simplified method; and the risk-free interest rate of 1.94% was determined using the implied yield then available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The dividend yield was zero as ZimVie has no plans to pay a dividend for the foreseeable future.

Stock option activity was as follows:

	Period Ended March 31, 2023
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at December 31, 2022	2,403,635	$26.74
Granted	—	—
Exercised	—	—
Forfeited	(63,963)	21.77
Outstanding at March 31, 2023	2,339,672	$26.87	6.8	$—
Exercisable at March 31, 2023	1,551,483	$26.26	6.0	$—

Aggregate intrinsic value was negligible at March 31, 2023. At March 31, 2023, we had unrecognized share-based compensation cost related to unvested stock options of $9.6 million, which is expected to be amortized over the remaining weighted average vesting period of approximately 2.0 years.

RSU activity was as follows:

	Period Ended March 31, 2023
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2022	1,382,500	$24.64
Granted	—	—
Vested	(218,123)	28.16
Forfeited	(33,040)	24.11
Outstanding at March 31, 2023	1,131,337	$26.14

At March 31, 2023, we had unrecognized share-based compensation cost related to unvested RSUs of $17.4 million, which is expected to be amortized into net income over the remaining weighted average vesting period of approximately 1.6 years. The total fair value of RSUs that vested during the quarter ended March 31, 2023 was $6.1 million.

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

The calculation of weighted average shares for the basic and diluted net earnings (loss) per common share is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(29,968)	$(25,656)

Weighted Average shares outstanding for basic net loss per share	26,263	26,057
Effect of dilutive stock options and other equity awards (1)	—	—
Weighted Average shares outstanding for dilutive net loss per share	26,263	26,057

Basic and diluted net loss per common share	$(1.14)	$(0.98)

(1) Since we incurred a net loss in each of the three months ended March 31, 2023 and 2022, no dilutive stock options or other equity awards were included as diluted shares in either of those periods.

For the three months ended March 31, 2023 and 2022, a weighted average of 3.4 million and 1.7 million, respectively, options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

5. Balance Sheet Details

Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$195,733	$200,098
Work-in-progress	23,174	21,199
Raw materials	12,169	12,557
Inventories	$231,076	$233,854

Amounts related to cost of products sold in the condensed consolidated statements of operations for excess and obsolete ("E&O") inventory, including certain product lines we intend to discontinue, were a benefit of $1.0 million and an expense of $8.3 million in the three months ended March 31, 2023 and 2022, respectively.

Other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Other current liabilities:
License and service agreements	$23,695	$25,337
Salaries, wages and benefits	31,479	47,812
Lease liabilities	9,629	9,617
Accrued liabilities	61,793	63,013
Total other current liabilities	$126,596	$145,779

6. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 8) are determined using Level 2 inputs. The carrying value of our debt (see Note 7) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, and accounts payable) approximated their fair values at December 31, 2022 and March 31, 2023 due to their short-term nature.

The fair values of acquisition-related contingent payments are estimated using Level 3 inputs. Contingent payments related to acquisitions consist of sales-based payments, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase. See Note 3 to our consolidated financial statements included in our Annual Report for additional information regarding contingent payments related to acquisitions.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2022	$13,250
Settlements	(3,451)
Balance March 31, 2023	$9,799

7. Debt

Our debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Term loan	$525,938	$536,456
Debt issuance costs	(3,948)	(4,223)
Total debt	521,990	532,233
Less: current portion	—	—
Total debt due after one year	$521,990	$532,233

We entered into a Credit Agreement, dated as of December 17, 2021 (the “Credit Agreement”), with JP Morgan Chase Bank, N.A., as administrative agent and syndication agent, and the lenders and issuing banks named therein. The Credit Agreement provides for revolving loans of up to $175.0 million (the “Revolver”) and term loan borrowings of up to $595.0 million (the “Term Loan” and, together with the Revolver, the “Credit Facility”).

On March 31, 2023, we made a principal payment of $10.5 million to cover the March 31, 2024 and June 30, 2024 mandatory scheduled principal payments on the Term Loan. As of March 31, 2023, $525.9 million was outstanding on the Term Loan following such payments, and there were no outstanding borrowings under the Revolver.

As of March 31, 2023, our interest rate was the secured overnight financing rate plus the applicable margin of 1.75% for term benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property, and certain real property and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of March 31, 2023.

See Note 10 to our consolidated financial statements included in our Annual Report for additional information on our Credit Agreement.

8. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. The amount of these gains (losses) is recorded in Other (expense) income, net. Outstanding contracts are recorded on the condensed consolidated balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts were $55.0 million as of March 31, 2023 and $69.1 million as of December 31, 2022.

Current derivative assets of $0.1 million as of March 31, 2023 and $0.6 million as of December 31, 2022 were included in Prepaid expenses and other current assets on our condensed consolidated balance sheets. Current derivative liabilities of $0.2 million as of March 31, 2023 and $0.3 million as of December 31, 2022 were included in Other current liabilities in our condensed consolidated balance sheets. Losses from these derivative instruments recognized on our condensed consolidated statements of operations in Other (expense) income, net were $0.1 million for the three months ended March 31, 2023 and negligible for the three months ended March 31, 2022.

9. Income Taxes

Our effective tax rate (“ETR”) on loss before income taxes was (15.3%) and 22.4% for the three months ended March 31, 2023 and 2022, respectively. In the three months ended March 31, 2023, the income tax expense was lower than the 21% U.S. federal statutory rate due to additional expense for increasing valuation allowances. In the three months ended March 31, 2022, the additional income tax benefit compared to the statutory rate was driven by the impact of losses recorded prior to the distribution that were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns on a standalone, separate return basis and are not reflective of the tax results we expect to generate in the future. Additionally, for the three months ended March 31, 2023 and 2022, profit in inventory recorded prior to the distribution is non-taxable as the inventory is sold post-separation to third parties, resulting in a significant benefit to the foreign rate differential.

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

10. Segment Data

Net sales and operating profit (loss) by segment are as follows (in thousands):

	Net Sales		Operating Profit (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Dental	$120,170	$120,569	$23,033	$25,659
Spine	104,918	114,113	10,235	5,099
Segment Total	225,088	234,682	33,268	30,758
Related party transactions	339	919	11	(11,897)
Expenses related to Parent products	—	—	—	(616)
Intangible asset amortization	—	—	(20,509)	(20,905)
Restructuring and other cost reduction initiatives	—	—	(4,975)	(742)
Acquisition, integration, divestiture and related	—	—	(1,683)	(9,005)
Other	—	—	(22,238)	(20,216)
Total	$225,427	$235,601	$(16,126)	$(32,623)

11. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $7.5 million and $9.5 million as of March 31, 2023 and December 31, 2022, respectively. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

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

12. Related Party Transactions

Prior to the distribution, we did not operate as a standalone business and had various relationships with Zimmer Biomet whereby Zimmer Biomet provided services to us. Following the distribution, certain functions that Zimmer Biomet provided to us prior to the distribution either continue to be provided to us by Zimmer Biomet under a transition services agreement or are being performed using our own resources or third-party service providers. The following disclosures summarize activities between us and Zimmer Biomet that are included in our condensed consolidated financial statements.

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

Corporate allocations reflected in the condensed consolidated statements of operations are as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cost of products sold	$—	$(78)
Selling, general & administrative	—	14,271
Acquisition, integration, divestiture and related	—	(357)

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

Share-Based Compensation

As discussed in Note 3, our employees participated in Zimmer Biomet’s share-based compensation plans, the costs of which were allocated and recorded in cost of products sold, R&D, and selling, general and administrative expenses in the condensed consolidated statements of operations. Share-based compensation benefit related to our employees prior to the distribution were $1.0 million for the three months ended March 31, 2022.

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

Prior to the distribution, we borrowed $595.0 million under our Credit Agreement and subsequently distributed $561.0 million of the proceeds to Zimmer Biomet. After this distribution and the impact of various transactions between the parties related to the separation, we had approximately $100.0 million of cash at distribution to operate as a standalone company.

Manufacturing Services to Zimmer Biomet

We have certain manufacturing facilities that also produce orthopedic products that continue to be sold by Zimmer Biomet after the separation. The condensed consolidated statements of operations reflect the sales of these orthopedic products to Zimmer Biomet (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Related party net sales	$339	$919
Related party cost of products sold, excluding intangible asset amortization	328	797

We will continue to sell these products to Zimmer Biomet in future periods pursuant to a transition manufacturing and supply agreement as described below. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party. As such, transactions with Zimmer Biomet subsequent to February 1, 2023 are reported as third party transactions.

Net Parent Company Investment

As discussed in Note 1, NPI is primarily impacted by contributions from Zimmer Biomet, which are the result of treasury activity and net funding provided by or distributed to Zimmer Biomet. For the three months ended March 31, 2023 and 2022, net transactions with Zimmer Biomet reflected in the cash flows pre-distribution were nil and $6.9 million, respectively. Activities that impacted the net transfers from Zimmer Biomet include corporate overhead, stock based compensation, debt agreements between the parties and other allocations and centralized cash management. For the three months ended March 31, 2023 and 2022, the total impact on NPI from these transactions were nil and $70.4 million, respectively.

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

After Distribution

In connection with the distribution, ZimVie entered into various agreements that govern activity between the parties, including, but not limited to, the Separation Agreement, the Transition Services Agreement, interim operating model ("IOM") agreements, the Tax Matters Agreement, the Employee Matters Agreement and transition manufacturing and supply agreements. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party.

The amounts due from and to Zimmer Biomet under the various agreements described below are included in related party receivable or payable, as applicable, in our condensed consolidated balance sheets as follows (in thousands):

	March 31, 2023	December 31, 2022
Related party receivable	$—	$8,483
Related party payable	—	13,176

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

The agreements that we entered into with Zimmer Biomet that govern aspects of ZimVie's relationship with Zimmer Biomet following the distribution include:

Transition Services Agreement - Pursuant to the Transition Services Agreement, we and Zimmer Biomet provide certain services to one another, on an interim, transitional basis following the separation and the distribution. The services provided include certain regulatory services, commercial services, operational services, tax services, clinical affairs services, information technology services, finance and accounting services and human resource and employee benefits services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services and are included in Selling, general and administrative expenses in our condensed consolidated statements of operations. The Transition Services Agreement terminates on the expiration of the term of the last service provided thereunder, which will generally be no later than March 31, 2025. Subject to certain exceptions in the case of willful misconduct or fraud, the liability of each of Zimmer Biomet and us under the Transition Services Agreement for the services it provides will be limited to the aggregate service fees paid to it in the immediately preceding one-year period.

Interim Operating Agreements - Zimmer Biomet and ZimVie entered into a series of IOM agreements pursuant to which Zimmer Biomet and certain of its affiliates that held licenses, permits and other rights in connection with marketing, import and/or distribution of ZimVie products in various jurisdictions prior to the distribution continue to market, import and distribute such products until such time as the relevant licenses and permits are transferred to ZimVie or its affiliates, while permitting ZimVie (or Zimmer Biomet, as applicable) to recognize revenue relating to the sale of its respective products, to the extent practicable. Under such IOM agreements and in accordance with the Separation Agreement, the relevant Zimmer Biomet entity will continue operations in the affected market on behalf of ZimVie, with ZimVie receiving all of the economic benefits and burdens of such activities. ZimVie began receiving these economic benefits as of March 1, 2022. Based on the terms of the IOM agreements, ZimVie determined it is the principal under this arrangement when: ZimVie holds all risks and rewards of ownership inclusive of risk of loss, market risk and benefits related to the inventory; ZimVie has latitude in pricing; ZimVie has the ability to direct Zimmer Biomet regarding decisions over inventory; and ZimVie is responsible for all credit and collections risks and losses associated with the related receivables. ZimVie is the principal in the majority of the IOM agreements and recognizes those sales on a gross basis. In limited jurisdictions, ZimVie is not the principal and recognizes revenue on a net basis. Upon exit of certain IOM agreements, we initially expected to pay approximately $10.0 million for the purchase of accounts receivable and inventory from Zimmer Biomet. Through December 31, 2022, we paid Zimmer Biomet $7.8 million related to the exit of certain IOM agreements, and there are no additional payments expected.

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

Transition Manufacturing and Supply Agreement and Reverse Transition Manufacturing and Supply Agreement - Pursuant to the Transition Manufacturing and Supply Agreement and the Reverse Transition Manufacturing and Supply Agreement, we or Zimmer, Inc., a wholly-owned subsidiary of Zimmer Biomet, as the case may be, will manufacture or cause to be manufactured certain products for the other party, on an interim, transitional basis. Pursuant to such agreements, we or Zimmer, Inc., as the case may be, will be required to purchase certain minimum amounts of products from the other party. The Transition Manufacturing and Supply Agreement and the Reverse Transition Manufacturing and Supply Agreement will terminate on the expiration of the term of the last product manufactured by us or Zimmer, Inc., as the case may be, pursuant to such agreements, which will generally be no later than March 1, 2027.

Other agreements include the Intellectual Property Matters Agreement and the Transitional Trademark License Agreement.

13. Restructuring and Other Cost Reduction Initiatives

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. In addition, the national volume-based procurement ("VBP") program for spine products in China took place in late September 2022, and we were not successful in our bid. After evaluating our alternatives, in the fourth quarter of 2022, we approved a plan to exit our spine products activities in China. During the three months ended March 31, 2023, we recorded pre-tax charges of $3.3 million related to these actions, and we have incurred pre-tax charges of $12.3 million from inception to date. We anticipate total charges related to these actions of approximately $14-15 million, including projects in process or under final evaluation. The restructuring charges incurred in the three months ended March 31, 2023 under this plan were primarily related to accelerated depreciation and impairment of assets. We anticipate incurring the remaining charges throughout 2023.

In December 2019 and December 2021, Zimmer Biomet initiated restructuring plans (the "ZB Restructuring Plans") with an objective of reducing costs to allow further investment in higher priority growth opportunities. We incurred pre-tax charges related to the ZB Restructuring Plans of $0.7 million in the three months ended March 31, 2022. The restructuring charges incurred under these plans primarily related to employee termination benefits, contract terminations and retention period compensation and benefits. We do not expect to incur material expenses from the ZB Restructuring Plans after June 30, 2022.

The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above and excludes non-cash charges (in thousands):

	Employee Termination Benefits	Other	Total
Balance, December 31, 2022	$1,893	$2,173	$4,066
Additions	827	2,092	2,919
Cash payments	(1,762)	(1,113)	(2,875)
Balance, March 31, 2023	$958	$3,152	$4,110

Balance, December 31, 2021	$1,099	$1,150	$2,249
Additions	—	742	742
Cash payments	(36)	(742)	(778)
Balance, March 31, 2022	$1,063	$1,150	$2,213

In April 2023, we initiated additional restructuring activities to better position our organization for future success based on the current business environment. These initiatives have the objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions and levels. We accrued charges of $1.6 million in March 2023 related to professional fees incurred to assess our global cost structure, and we anticipate total charges related to the program of approximately $15-16 million, to be incurred in 2023 and 2024.

We do not include charges for restructuring and other cost reduction initiatives in the operating profit of our reportable segments.

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

OVERVIEW

ZimVie Inc. (“ZimVie,” “we,” “us,” “our” or the “Company”) was incorporated in the State of Delaware on July 30, 2021 as a wholly owned subsidiary of Zimmer Biomet Holdings, Inc. (“Zimmer Biomet” or “Parent”). We were formed solely for the purpose of effecting the distribution of our outstanding shares of common stock on a pro rata basis to holders of Zimmer Biomet common stock and to hold directly or indirectly the assets and liabilities associated with the dental and spine businesses of Zimmer Biomet prior to the distribution. The distribution was completed on March 1, 2022, and resulted in ZimVie becoming a standalone, publicly traded company. Prior to March 1, 2022, ZimVie’s financial statements were prepared on a carve-out basis and were derived from Zimmer Biomet’s consolidated financial statements and accounting records.

Following the distribution, Zimmer Biomet initially retained 19.7% of the outstanding shares of ZimVie common stock, and all transactions between ZimVie and Zimmer Biomet from the distribution to February 1, 2023 were reported as related party transactions. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party. As such, transactions with Zimmer Biomet subsequent to February 1, 2023 are reported as third party transactions.

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for dental and spine patients worldwide. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to support dental tooth replacement and restoration procedures and treat a wide range of spine pathologies. We are well-positioned in the growing global dental implant, biomaterials and digital dentistry market with a strong presence in the tooth replacement market with market leading positions in certain geographies. Our broad portfolio also addresses all areas of spine with market leadership in cervical disc replacement and vertebral body tethering to treat pediatric scoliosis. Our operations are principally managed on a products basis and include two operating segments, 1) the dental products segment, and 2) the spine products segment.

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

RESTRUCTURING AND OTHER COST REDUCTION INITIATIVES

2022 Programs

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. In addition, the national volume-based procurement (“VBP”) program for spine products in China took place in late September 2022, and we were not successful in our bid. As a result, after evaluating our alternatives, in the fourth quarter of 2022 we approved a plan to exit our spine products activities in China. For the three months ended March 31, 2023, we recorded charges of $1.1 million related to accelerated depreciation of fixed assets as we wind down our spine products operations in China. Annual 2022 spine product sales in China represented less than 1% of our consolidated annual sales.

During the three months ended March 31, 2023, we recorded pre-tax charges of $3.3 million related to these actions, and we have incurred pre-tax charges of $12.3 million from inception to date. We anticipate total charges related to these actions of approximately $14-15 million, including projects in process or under final evaluation. The restructuring charges incurred in the three months ended March 31, 2023 under this plan were primarily related to accelerated depreciation and impairment of assets. We anticipate incurring the remaining charges throughout 2023.

The national VBP program for dental products in China took place in January 2023, and we were not successful in our bid. We are evaluating the impact of this result on our dental products business in China and reviewing our strategic alternatives. Annual 2022 dental product sales in China represented less than 1% of our consolidated annual sales.

2023 Program

In April 2023, we initiated additional restructuring activities to better position our organization for future success based on the current business environment. These initiatives have the overall objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions, and levels. As a result of this initiative, we expect an approximate 5% reduction in our global workforce, in addition to reductions in discretionary spending.

We expect this restructuring initiative will complement our initiatives to improve operating margins and cash flow, as well as provide us with the financial flexibility to continue to prioritize investments in our product offerings and technologies. We estimate that this program will generate $17-20 million in annualized net savings by 2024. We accrued $1.6 million in March 2023 for professional fees to assist in the evaluation of our global organization and cost structure, and we anticipate total charges related to the program of approximately $15-16 million, to be incurred in 2023 and 2024.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 and 2022

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in thousands):

	Three Months Ended March 31,					Foreign
	2023	2022	% Inc (Dec)	Volume/Mix	Price	Exchange
Dental	$120,170	$120,569	(0.3)%	2.0%	(0.2)%	(2.1)%
Spine	104,918	114,113	(8.1)	(6.9)	(0.9)	(0.3)
Third Party Sales	225,088	234,682	(4.1)	(2.3)	(0.6)	(1.2)
Related Party	339	919	(63.1)	N/A	N/A	N/A
Total	$225,427	$235,601	(4.3)	N/A	N/A	N/A

Demand (Volume/Mix) Trends

Demand in the dental product category increased in the three months ended March 31, 2023 compared to the same 2022 period, primarily due to higher demand for tooth replacement procedures combined with a growing digital dentistry market. Demand in the spine product category was negatively impacted in the three months ended March 31, 2023 compared to the same prior year period by increased competition and lower sales due to our exit from our spine products activities in China. This decline was partially offset by net spine product sales retained by Zimmer Biomet in the same 2022 period in certain geographies where our separation and transition activities extended beyond the distribution date that did not recur in 2023 (for more information, see "After Distribution - Interim Operating Agreements" in Note 12 to our condensed consolidated financial statements). Both segments were favorably impacted by one more selling day in the first quarter of 2023.

Pricing Trends

The dental product category experienced price improvement in certain geographic regions, including North America and Europe; however, there was an overall price decline due to the timing of price changes year-over-year in certain European countries. The spine product category continued to experience governmental healthcare cost pricing pressure efforts and similar efforts at local hospitals and health systems.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in U.S. Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros, Chinese Renminbi, Israeli Shekel, New Zealand Dollar, Japanese Yen, Canadian Dollar and Swedish Krona. For the three months ended March 31, 2023, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to the strengthening of the U.S. Dollar against the Euro.

Expenses as a Percent of Net Sales

	Three Months Ended March 31,
	2023	2022	2023 vs. 2022 Inc (Dec)
Cost of products sold, excluding intangible asset amortization	31.4%	36.1%	(4.7)%
Related party cost of products sold, excluding intangible asset amortization	0.1	0.3	(0.2)
Intangible asset amortization	9.1	8.9	0.2
Research and development	6.8	7.5	(0.7)
Selling, general and administrative	56.8	56.9	(0.1)
Restructuring and other cost reduction initiatives	2.2	0.3	1.9
Acquisition, integration, divestiture and related	0.7	3.8	(3.1)
Operating Loss	(7.2)	(13.8)	(6.6)

Cost of Products Sold and Intangible Asset Amortization

The decrease in cost of products sold in dollars and as a percentage of net sales in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a reduction in inventory charges in the spine product category, as well as expense of $1.6 million in share-based compensation due to converted Zimmer Biomet awards recorded in the prior year period that did not recur (for more information, see Note 3 to our condensed consolidated financial statements).

Intangible asset amortization decreased slightly in dollars and increased slightly as a percentage of net sales in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to the relatively fixed nature of amortization expense period over period.

Operating Expenses

Research and development ("R&D") expenses as a percentage of net sales decreased in the three months ended March 31, 2023 compared to the same 2022 period, primarily due to less spend in the dental segment due to timing of new product launch initiatives. R&D expenses also decreased as a result of a decrease of $1.8 million in share-based compensation due to converted Zimmer Biomet awards recorded in the prior year period that did not recur (for more information, see Note 3 to our condensed consolidated financial statements).

Selling, general and administrative ("SG&A") expenses decreased slightly as a percentage of net sales in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily as a result of decreases in variable selling expenses resulting from decreased sales, and indemnification of certain legal costs by Zimmer Biomet in the three months ended March 31, 2023, stricter cost containment measures on discretionary spending, and a $7.0 million decrease in share-based compensation due to converted Zimmer Biomet awards recorded in the prior year period that did not recur (for more information, see Note 3 to our condensed consolidated financial statements). These decreases were partially offset by increased general and administrative costs due to us being a standalone public company for the entire three-month period ended March 31, 2023 compared to the one-month period ended March 31, 2022 as well as increased medical education events in the 2023 period compared to the 2022 period.

Expenses related to restructuring and other cost reduction initiatives relate to our exit of our spine products business in China, our restructuring plan initiated in June 2022, and Zimmer Biomet's restructuring plans initiated in the fourth quarters of 2019 and 2021, and the restructuring activities we initiated in April 2023. We recognized expenses of $5.0 million and $0.7 million in the three months ended March 31, 2023 and 2022, respectively. These expenses primarily related to consulting fees, employee termination benefits, accelerated depreciation, impairment of assets and for the three months ended March 31, 2023, included $1.6 million accrued for professional services related to the development of the April 2023 global restructuring program. For more information regarding these expenses, see Note 13 to our condensed consolidated financial statements.

Acquisition, integration, divestiture and related expenses decreased in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to less costs incurred in connection with building out capabilities necessary to becoming a standalone, public company.

Other Income (Expense), net, Interest Expense, net, and Income Taxes

Our non-operating other (expense) income, net, primarily relates to the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency. Therefore, the income or expense varies based upon the volatility of foreign currency exchange rates.

Interest expense, net, in the three months ended March 31, 2023 increased compared to the same 2022 period, primarily due to higher average outstanding debt and increased interest rates.

Our effective tax rate (“ETR”) on loss before income taxes was (15.3%) and 22.4% for the three months ended March 31, 2023 and 2022, respectively. In the three months ended March 31, 2023, the income tax expense was lower than the 21% U.S. federal statutory rate due to additional expense for increasing valuation allowances. In the three months ended March 31, 2022 the additional income tax benefit compared to the statutory rate was driven by the impact of losses recorded prior to the distribution that were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns on a standalone, separate return basis and are not reflective of the tax results we expect to generate in the future. Additionally, for the three months ended March 31, 2023 and 2022, profit in inventory recorded prior to the distribution is non-taxable as the inventory is sold post-separation to third parties, resulting in a significant benefit to the foreign rate differential.

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

Segment Operating Profit

	Net Sales		Operating Profit		Operating Profit as a Percentage of Net Sales
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Dental	$120,170	$120,569	$23,033	$25,659	19.2%	21.3%
Spine	104,918	114,113	10,235	5,099	9.8	4.5

Sales in our dental segment in the three months ended March 31, 2023 decreased from the same prior year period, primarily due to changes in foreign exchange rates, partially offset by an increase in demand for tooth replacement procedures combined with a growing digital dentistry market. Sales in our spine segment in the three months ended March 31, 2023 decreased from the same prior year period, primarily due to increased competition and lower sales as a result of our exit from our spine products activities in China, partially offset by net spine product sales retained by Zimmer Biomet in the 2022 period in certain geographies where our separation and transition activities extended beyond the distribution date that did not recur in 2023 (for more information, see "After Distribution - Interim Operating Agreements" in Note 12 to our condensed consolidated financial statements).

In our dental segment, operating profit decreased for the three months ended March 31, 2023 compared to the same prior year period, primarily due to timing of new product launch initiatives. In our spine segment, operating profit increased for the three months ended March 31, 2023 compared to the same prior year period, primarily due to E&O inventory charges in the 2022 period that did not recur.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023 and December 31, 2022, we had $66.4 million and $89.6 million, respectively, in cash and cash equivalents.

Sources of Liquidity

Cash flows used in operating activities were $7.2 million and $9.9 million in the three months ended March 31, 2023 and March 31, 2022, respectively. An increase in cash used in working capital was primarily attributable to an increase in cash used for accounts payable, accrued liabilities and taxes and a decrease in cash provided by inventories, mostly offset by a decrease in cash used for prepayments and an increase in cash provided by accounts receivable.

Cash flows used in investing activities were $5.8 million in the three months ended March 31, 2023 compared to $8.1 million in the three months ended March 31, 2022. The decrease in cash used in investing activities was primarily related to the decrease in expenditures for instruments due to efforts to optimize our product portfolio and manufacturing and logistics network.

Cash flows used in financing activities were $10.9 million in the three months ended March 31, 2023 compared to cash flows provided by financing activities of $22.2 million in the three months ended March 31, 2022. In the current year period, we prepaid the debt repayments scheduled for the first half of 2024 (as discussed in Note 7 to our condensed consolidated financial statements). In the 2022 period, new borrowings under our Term Loan (as discussed in Note 7 to our condensed consolidated financial statements) were used primarily for a dividend paid to Zimmer Biomet at the time of the distribution.

Liquidity and Capital Resources

For additional information regarding our current debt arrangements, including the term loan amortization schedule, see Note 10 to our consolidated financial statements included in our Annual Report. In addition, for information regarding our other material estimated future cash requirements under our contractual obligations and certain other commitments, see “Material Cash Requirements” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. There have been no material changes to such information except as set forth herein.

We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our revolving credit facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended March 31, 2023 to the application of our critical accounting estimates as described in our Annual Report.

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

Interest Rate Risk

Our interest expense and related risks as reported in our condensed consolidated statements of operations are growing due to the Credit Agreement. As of March 31, 2023 we had $525.9 million of floating rate debt potentially subject to the adjusted term secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, increase our annual pre-tax loss by $5.3 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information related to our contingencies, see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

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
3.2

Amended and Restated Bylaws of ZimVie Inc., effective as of February 17, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023).

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

ZimVie Inc.

Date: May 3, 2023	By:	/s/ Richard Heppenstall
Richard Heppenstall
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)