Form 10-Q
period 2023-06-30
ZimVie Inc.
filed 2023-08-02
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the Registrant’s Common Stock outstanding as of July 28, 2023 was 26,529,642.

ZIMVIE INC.

QUARTERLY REPORT

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of federal securities laws, including, among others, any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “track,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: dependence on new product development, technological advances and innovation; shifts in the product category or regional sales mix of our products and services; supply and prices of raw materials and products; pricing pressures from competitors, customers, dental practices and insurance providers; changes in customer demand for our products and services caused by demographic changes or other factors; challenges relating to changes in and compliance with governmental laws and regulations affecting our United States (“U.S.”) and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of products; competition; the impact of healthcare reform measures; reductions in reimbursement levels by third-party payors; cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare group purchasing organizations, including the volume-based procurement process in China; control of costs and expenses; dependence on a limited number of suppliers for key raw materials and outsourced activities; the ability to obtain and maintain adequate intellectual property protection; breaches or failures of our information technology systems or products, including by cyberattack, unauthorized access or theft; the ability to retain the independent agents and distributors who market our products; our ability to attract, retain and develop the highly skilled employees we need to support our business; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; a determination by the Internal Revenue Service that the distribution or certain related transactions should be treated as taxable transactions; financing transactions undertaken in connection with the separation and risks associated with additional indebtedness; the impact of the separation on our businesses and the risk that the separation and the results thereof may be more difficult, time consuming and/or costly than expected, which could impact our relationships with customers, suppliers, employees and other business counterparties; restrictions on activities following the distribution in order to preserve the tax-free treatment of the distribution; the ability to form and implement alliances; changes in tax obligations arising from tax reform measures, including European Union rules on state aid, or examinations by tax authorities; product liability, intellectual property and commercial litigation losses; changes in general industry and market conditions, including domestic and international growth rates; changes in general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations; the effects of the COVID-19 global pandemic and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective procedures and our ability to collect accounts receivable; and the impact of the ongoing financial and political uncertainty on countries in the Euro zone on the ability to collect accounts receivable in affected countries.

See also Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from the forward-looking statements. Readers of this Quarterly Report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales
Third party, net	$224,896	$233,367	$449,984	$468,049
Related party, net	—	1,197	339	2,116
Total Net Sales	224,896	234,564	450,323	470,165
Cost of products sold, excluding intangible asset amortization	(74,500)	(80,011)	(145,217)	(165,021)
Related party cost of products sold, excluding intangible asset amortization	—	(1,061)	(328)	(1,858)
Intangible asset amortization	(20,663)	(19,916)	(41,172)	(40,821)
Research and development	(13,231)	(15,282)	(28,604)	(32,935)
Selling, general and administrative	(128,480)	(126,052)	(256,448)	(260,164)
Restructuring and other cost reduction initiatives	(8,445)	(5,055)	(13,420)	(5,797)
Acquisition, integration, divestiture and related	(1,396)	(8,723)	(3,079)	(17,728)
Operating Expenses	(246,715)	(256,100)	(488,268)	(524,324)
Operating Loss	(21,819)	(21,536)	(37,945)	(54,159)
Other income (expense), net	598	107	(308)	362
Interest expense, net	(9,005)	(4,894)	(17,971)	(5,605)
Loss Before Income Taxes	(30,226)	(26,323)	(56,224)	(59,402)
Income tax benefit	6,853	17,611	2,883	25,034
Net Loss	$(23,373)	$(8,712)	$(53,341)	$(34,368)
Net Loss Per Common Share - Basic	$(0.89)	$(0.33)	$(2.02)	$(1.32)
Net Loss Per Common Share - Diluted	(0.89)	(0.33)	(2.02)	(1.32)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Loss	$(23,373)	$(8,712)	$(53,341)	$(34,368)
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	580	(45,674)	11,097	(60,340)
Total Other Comprehensive Income (Loss)	580	(45,674)	11,097	(60,340)
Comprehensive Loss	$(22,793)	$(54,386)	$(42,244)	$(94,708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of
	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$66,212	$89,601
Accounts receivable, net of allowance for credit losses of $14,546 and $15,026, respectively	168,121	168,961
Related party receivable	—	8,483
Inventories	227,532	233,854
Prepaid expenses and other current assets	45,514	36,964
Total Current Assets	507,379	537,863
Property, plant and equipment, net of accumulated depreciation of $393,422 and $392,888, respectively	129,671	148,439
Goodwill	261,211	259,999
Intangible assets, net	624,614	654,965
Other assets	37,664	40,790
Total Assets	$1,560,539	$1,642,056
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$59,418	$43,998
Related party payable	—	13,176
Income taxes payable	4,544	14,356
Other current liabilities	125,778	145,779
Total Current Liabilities	189,740	217,309
Deferred income taxes	92,773	98,062
Lease liability	17,583	22,287
Other long-term liabilities	10,334	13,561
Non-current portion of debt	522,267	532,233
Total Liabilities	832,697	883,452
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 26,530 and 26,222, respectively	265	262
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	908,507	897,028
Accumulated deficit	(100,873)	(47,532)
Accumulated other comprehensive loss	(80,057)	(91,154)
Total Stockholders' Equity	727,842	758,604
Total Liabilities and Stockholders' Equity	$1,560,539	$1,642,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
		Additional		Net Parent	Other
	Common	Paid-In	Accumulated	Company	Comprehensive	Total
	Stock	Capital	Deficit	Investment	(Loss) Income	Equity
Balance March 31, 2023	$264	$901,476	$(77,500)	$—	$(80,637)	$743,603
Net loss	—	—	(23,373)	—	—	(23,373)
Stock activity under stock plans	1	49	—	—	—	50
Share-based compensation expense	—	5,815	—	—	—	5,815
Employee stock purchase plan	—	1,167	—	—	—	1,167
Other comprehensive income	—	—	—	—	580	580
Balance June 30, 2023	$265	$908,507	$(100,873)	$—	$(80,057)	$727,842

Balance March 31, 2022	$261	$878,948	$(9,307)	$—	$(57,446)	$812,456
Net loss	—	—	(8,712)	—	—	(8,712)
Stock activity under stock plans	—	28	—	—	—	28
Share-based compensation expense	—	6,459	—	—	—	6,459
Other comprehensive loss	—	—	—	—	(45,674)	(45,674)
Balance June 30, 2022	$261	$885,435	$(18,019)	$—	$(103,120)	$764,557

					Accumulated
		Additional		Net Parent	Other
	Common	Paid-In	Accumulated	Company	Comprehensive	Total
	Stock	Capital	Deficit	Investment	(Loss) Income	Equity
Balance December 31, 2022	$262	$897,028	$(47,532)	$—	$(91,154)	$758,604
Net loss	—	—	(53,341)	—	—	(53,341)
Stock activity under stock plans	3	(344)	—	—	—	(341)
Share-based compensation expense	—	10,656	—	—	—	10,656
Employee stock purchase plan	—	1,167	—	—	—	1,167
Other comprehensive income	—	—	—	—	11,097	11,097
Balance June 30, 2023	$265	$908,507	$(100,873)	$—	$(80,057)	$727,842

Balance December 31, 2021	$—	$—	$—	$1,494,157	$(42,780)	$1,451,377
Net loss	—	—	(18,019)	(16,349)	—	(34,368)
Net transactions with Zimmer Biomet Holdings, Inc., including separation adjustments	—	—	—	(70,430)	—	(70,430)
Net consideration paid to Zimmer Biomet Holdings, Inc. in connection with distribution	—	—	—	(540,567)	—	(540,567)
Reclassification of net parent company investment to additional paid-in capital	261	866,550	—	(866,811)	—	—
Stock activity under stock plans	—	(4)	—	—	—	(4)
Share-based compensation expense	—	18,889	—	—	—	18,889
Other comprehensive loss	—	—	—	—	(60,340)	(60,340)
Balance June 30, 2022	$261	$885,435	$(18,019)	$—	$(103,120)	$764,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows (used in) provided by operating activities:
Net loss	$(53,341)	$(34,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,588	62,267
Share-based compensation	10,656	19,694
Deferred income tax provision	(7,935)	(32,817)
Loss on disposal of fixed assets	1,129	—
Other non-cash items	1,380	590
Changes in operating assets and liabilities
Income taxes	(16,023)	11,333
Accounts receivable	1,271	(25,371)
Related party receivable	8,483	(22,367)
Inventories	8,401	11,765
Prepaid expenses and other current assets	(2,097)	(18,381)
Accounts payable and accrued liabilities	(4,825)	8,556
Related party payable	(13,177)	45,536
Other assets and liabilities	(5,450)	4,240
Net cash (used in) provided by operating activities	(6,940)	30,677
Cash flows used in investing activities:
Additions to instruments	(1,951)	(6,089)
Additions to other property, plant and equipment	(3,154)	(6,165)
Other investing activities	(1,994)	(1,949)
Net cash used in investing activities	(7,099)	(14,203)
Cash flows (used in) provided by financing activities:
Net transactions with Zimmer Biomet	—	6,920
Dividend paid to Zimmer Biomet	—	(540,567)
Proceeds from debt	4,760	595,000
Payments on debt	(15,279)	(37,506)
Debt issuance costs	—	(5,170)
Payments related to tax withholding for share-based compensation	(419)	—
Proceeds from stock option activity	1,167	51
Net cash (used in) provided by financing activities	(9,771)	18,728
Effect of exchange rates on cash and cash equivalents	421	(5,549)
(Decrease) increase in cash and cash equivalents	(23,389)	29,653
Cash and cash equivalents, beginning of year	89,601	100,399
Cash and cash equivalents, end of period	$66,212	$130,052
Supplemental cash flow information:
Income taxes paid, net	$18,755	$5,204
Interest paid	17,452	3,939

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

As of June 30, 2023 and December 31, 2022, we had $1.4 million and $1.5 million, respectively, in restricted cash. The restriction is on cash held in China as a result of ongoing litigation with a spine products distributor in China related to our decision to exit our spine products business in China (see Note 13 for further information).

Accounting Pronouncements Recently Issued

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

2. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by historical reportable segment (in thousands):

	Dental	Spine	Total
Balance at December 31, 2022
Goodwill, Gross	$401,999	$1,089,400	$1,491,399
Accumulated impairment losses	(142,000)	(1,089,400)	(1,231,400)
Goodwill, Net	259,999	—	259,999
Currency translation	1,212	—	1,212
Balance at June 30, 2023
Goodwill, Gross	403,211	1,089,400	1,492,611
Accumulated impairment losses	(142,000)	(1,089,400)	(1,231,400)
Goodwill, Net	$261,211	$—	$261,211

The components of identifiable intangible assets were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2022:
Intangible assets subject to amortization:
Gross carrying amount	$844,730	$137,785	$364,917	$53,955	$1,401,387
Accumulated amortization	(444,603)	(63,012)	(188,913)	(49,894)	(746,422)
Total identifiable intangible assets	$400,127	$74,773	$176,004	$4,061	$654,965
As of June 30, 2023:
Intangible assets subject to amortization:
Gross carrying amount	$854,876	$139,631	$367,863	$54,054	$1,416,424
Accumulated amortization	(471,002)	(68,046)	(202,770)	(49,992)	(791,810)
Total identifiable intangible assets	$383,874	$71,585	$165,093	$4,062	$624,614

Estimated annual amortization expense for the years ending December 31, 2023 through 2027 based on exchange rates in effect at December 31, 2022 is as follows (in millions):

For the Years Ending December 31,
2023 (remaining)	$34.7
2024	72.4
2025	70.6
2026	68.9
2027	63.6
Thereafter	314.4
Total	$624.6

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

ZimVie Awards

The ZimVie Inc. 2022 Stock Incentive Plan was originally established effective as of March 1, 2022, and was amended effective May 12, 2023 (as amended, the "2022 Plan"). A total of 6.0 million shares of common stock are authorized for issuance under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At June 30, 2023, 3.3 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock and RSUs. Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

Share-based compensation expense was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$303	$289	$569	$2,086
Research and development	383	466	805	2,544
Selling, general and administrative	5,129	5,467	9,282	15,064
	5,815	6,222	10,656	19,694
Tax benefit related to awards	(1,471)	(1,572)	(2,680)	(4,601)
Total expense, net of tax	$4,344	$4,650	$7,976	$15,093

For periods prior to the distribution, we specifically identified employees who were associated with our historical operations and calculated expense based upon the awards received under the Zimmer Biomet plans, as well as expense related to corporate or shared employees allocated to us on a proportional cost allocation method, primarily based on revenue.

Stock option activity was as follows:

	Period Ended June 30, 2023
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at December 31, 2022	2,403,635	$26.74
Granted	—	—
Exercised	—	—
Forfeited	(76,670)	23.10
Outstanding at June 30, 2023	2,326,965	$26.86	6.6	$—
Exercisable at June 30, 2023	1,602,377	$26.21	5.9	$—

We used a Black-Scholes option-pricing model to determine the fair value of our stock options. For new awards granted after the distribution: expected volatility of 52.29% was derived from a peer group's combined historical volatility that was de-levered and re-levered for ZimVie as ZimVie does not have sufficient historical volatility based on the expected term of the underlying options; the expected term of the stock options of 6.0 years was determined using the simplified method; and the risk-free interest rate of 1.94% was determined using the implied yield then available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The dividend yield was zero as ZimVie has no plans to pay a dividend for the foreseeable future.

Aggregate intrinsic value was negligible at June 30, 2023. At June 30, 2023, we had unrecognized share-based compensation cost related to unvested stock options of $8.3 million, which is expected to be amortized over the remaining weighted average vesting period of approximately 1.7 years.

RSU activity was as follows:

	Period Ended June 30, 2023
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2022	1,382,500	$24.64
Granted	1,526,343	10.34
Vested	(222,306)	28.07
Forfeited	(79,935)	22.62
Outstanding at June 30, 2023	2,606,602	$16.98

RSUs granted in the six months ended June 30, 2023 included 367,928 RSUs (at target) with performance-based vesting provisions ("PRSUs"). PRSUs may vest from 0-150% of target based on the level of achievement of pre-defined performance metrics. PRSUs are payable in common shares and do not have the right to vote until vested. Compensation expense related to PRSUs is recognized over a 36-month cliff vesting period, and is adjusted as needed for changes in the projected level of achievement of the performance metrics.

At June 30, 2023, we had unrecognized share-based compensation cost related to unvested RSUs of $26.6 million, which is expected to be amortized into net income over the remaining weighted average vesting period of approximately 1.8 years. The total fair value of RSUs that vested during the six months ended June 30, 2023 was $6.2 million.

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

The calculation of weighted average shares for the basic and diluted net loss per common share is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(23,373)	$(8,712)	$(53,341)	$(34,368)

Weighted Average shares outstanding for basic net loss per share	26,328	26,073	26,343	26,069
Effect of dilutive stock options and other equity awards (1)	—	—	—	—
Weighted Average shares outstanding for diluted net loss per share	26,328	26,073	26,343	26,069

Basic and diluted net loss per common share	$(0.89)	$(0.33)	$(2.02)	$(1.32)

(1) Since we incurred a net loss in each of the three and six months ended June 30, 2023 and 2022, no dilutive stock options or other equity awards were included as diluted shares in those periods.

For the three months ended June 30, 2023 and 2022, a weighted average of 4.0 million and 3.7 million, respectively, and for the six months ended June 30, 2023 and 2022, a weighted average of 3.7 million and 2.4 million, respectively, options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

5. Balance Sheet Details

Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$193,264	$200,098
Work-in-progress	21,055	21,199
Raw materials	13,213	12,557
Inventories	$227,532	$233,854

Amounts related to cost of products sold in the condensed consolidated statements of operations for excess and obsolete ("E&O") inventory, including certain product lines we intend to discontinue, were $1.6 million and $9.2 million in the three months ended June 30, 2023 and 2022, respectively, and were $0.6 million and $17.6 million in the six months ended June 30, 2023 and 2022, respectively.

Other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Other current liabilities:
License and service agreements	$19,233	$25,337
Salaries, wages and benefits	32,172	47,812
Lease liabilities	9,681	9,617
Accrued liabilities	64,692	63,013
Total other current liabilities	$125,778	$145,779

6. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 8) are determined using Level 2 inputs. The carrying value of our debt (see Note 7) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, and accounts payable) approximated their fair values at December 31, 2022 and June 30, 2023 due to their short-term nature.

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2022	$13,250
Settlements	(3,451)
Balance June 30, 2023	$9,799

7. Debt

Our debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Term loan	$525,938	$536,456
Debt issuance costs	(3,671)	(4,223)
Total debt	522,267	532,233
Less: current portion	—	—
Total debt due after one year	$522,267	$532,233

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

On March 31, 2023, we made a principal payment of $10.5 million to cover the March 31, 2024 and June 30, 2024 mandatory scheduled principal payments on the Term Loan. As of June 30, 2023, $525.9 million was outstanding on the Term Loan following such payments, and there were no outstanding borrowings under the Revolver.

As of June 30, 2023, our interest rate was the secured overnight financing rate plus the applicable margin of 1.75% for term benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property and certain real property, and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of June 30, 2023.

See Note 10 to our consolidated financial statements included in our Annual Report for additional information on our Credit Agreement.

In April 2023, we financed $4.8 million of our corporate insurance premium, all of which was repaid by June 30, 2023.

8. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. The amount of these gains (losses) is recorded in Other (expense) income, net. Outstanding contracts are recorded on the condensed consolidated balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts were $48.4 million as of June 30, 2023 and $69.1 million as of December 31, 2022.

Current derivative assets of $0.9 million as of June 30, 2023 and $0.6 million as of December 31, 2022 were included in Prepaid expenses and other current assets on our condensed consolidated balance sheets. Current derivative liabilities of $0.1 million as of June 30, 2023 and $0.3 million as of December 31, 2022 were included in Other current liabilities in our condensed consolidated balance sheets. Losses from these derivative instruments recognized on our condensed consolidated statements of operations in Other (expense) income, net were $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $1.4 million for each of the three and six months ended June 30, 2022.

9. Income Taxes

Our effective tax rate (“ETR”) on loss before income taxes was 22.7% and 66.9% for the three months ended June 30, 2023 and 2022, respectively, and 5.1% and 42.1% for the six months ended June 30, 2023 and 2022, respectively. In the three months ended June 30, 2023, the income tax benefit was higher than the 21% U.S. federal statutory rate due to releases in prior year valuation allowances primarily driven by method changes in accounting for inventories for tax purposes in the U.S. In the six months ended June 30, 2023, the income tax benefit was lower than the 21% U.S. federal statutory rate due to losses in certain jurisdictions with full valuation allowances resulting in no tax benefit. In the three and six months ended June 30, 2022, the additional income tax benefit compared to the statutory rate was driven by the impact of losses recorded prior to the distribution that were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns on a standalone, separate return basis and are not reflective of the tax results we expect to generate in the future. Additionally, for the three and six months ended June 30, 2023 and 2022, profit in inventory recorded prior to the distribution is non-taxable as the inventory is sold post-separation to third parties, resulting in a significant benefit to the foreign rate differential.

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

10. Segment Data

Net sales and operating profit (loss) by segment are as follows (in thousands):

	Net Sales		Operating Profit (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Dental	$118,649	$118,149	$21,090	$24,973
Spine	106,247	115,218	10,386	7,262
Segment Total	224,896	233,367	31,476	32,235
Related party transactions	—	1,197	—	136
Expenses related to Parent products	—	—	—	—
Intangible asset amortization	—	—	(20,663)	(19,916)
Restructuring and other cost reduction initiatives	—	—	(8,445)	(5,055)
Acquisition, integration, divestiture and related	—	—	(1,396)	(8,723)
Other	—	—	(22,791)	(20,213)
Total	$224,896	$234,564	$(21,819)	$(21,536)

	Net Sales		Operating Profit (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dental	$238,819	$238,718	$44,691	$50,632
Spine	211,165	229,331	17,885	12,361
Segment Total	449,984	468,049	62,576	62,993
Related party transactions	339	2,116	11	(12,118)
Expenses related to Parent products	—	—	—	(616)
Intangible asset amortization	—	—	(41,172)	(40,821)
Restructuring and other cost reduction initiatives	—	—	(13,420)	(5,797)
Acquisition, integration, divestiture and related	—	—	(3,079)	(17,728)
Other	—	—	(42,861)	(40,072)
Total	$450,323	$470,165	$(37,945)	$(54,159)

11. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $6.9 million and $9.5 million as of June 30, 2023 and December 31, 2022, respectively. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

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

Corporate allocations reflected in the condensed consolidated statements of operations are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cost of products sold	$—	$—	$—	$(78)
Selling, general & administrative	—	—	—	14,271
Acquisition, integration, divestiture and related	—	—	—	(357)

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

Share-Based Compensation

As discussed in Note 3, our employees participated in Zimmer Biomet’s share-based compensation plans, the costs of which were allocated and recorded in cost of products sold, R&D, and selling, general and administrative expenses in the condensed consolidated statements of operations. Share-based compensation benefit related to our employees prior to the distribution were $1.0 million for the six months ended June 30, 2022.There were no share-based compensation costs allocated during the three months ended June 30, 2022.

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

Manufacturing Services to Zimmer Biomet

We have certain manufacturing facilities that also produce orthopedic products that continue to be sold by Zimmer Biomet after the separation. The condensed consolidated statements of operations reflect the sales of these orthopedic products to Zimmer Biomet as related party transactions in periods in which Zimmer Biomet was a related party as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Related party net sales	$—	$1,197	$339	$2,116
Related party cost of products sold, excluding intangible asset amortization	—	1,061	328	1,858

We will continue to sell these products to Zimmer Biomet in future periods pursuant to a transition manufacturing and supply agreement as described below. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party. As such, transactions with Zimmer Biomet subsequent to February 1, 2023 are reported as third party transactions.

Net Parent Company Investment

As discussed in Note 1, NPI is primarily impacted by contributions from Zimmer Biomet, which are the result of treasury activity and net funding provided by or distributed to Zimmer Biomet. For the six months ended June 30, 2023 and 2022, net transactions with Zimmer Biomet reflected in the cash flows pre-distribution were nil and $6.9 million, respectively. There were no net transactions with Zimmer Biomet reflected in the cash flows pre-distribution during the three months ended June 30, 2023 and 2022. Activities that impacted the net transfers from Zimmer Biomet include corporate overhead, share-based compensation, debt agreements between the parties and other allocations and centralized cash management. For the six months ended June 30, 2023 and 2022, the total impact on NPI from these transactions was nil and $70.4 million, respectively. There were no activities that impacted the net transfers from Zimmer Biomet including corporate overhead, share-based compensation, debt agreements between the parties and other allocations and centralized cash management during the three months ended June 30, 2023 and 2022.

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

After Distribution

In connection with the distribution, ZimVie entered into various agreements that govern activity between the parties, including, but not limited to, the Separation Agreement, the Transition Services Agreement, interim operating model agreements, the Tax Matters Agreement, the Employee Matters Agreement and transition manufacturing and supply agreements. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party.

The amounts due from and to Zimmer Biomet under the various agreements described below that were included in related party receivable or payable, as applicable, in our condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2023	December 31, 2022
Related party receivable	$—	$8,483
Related party payable	—	13,176

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

The agreements that we entered into with Zimmer Biomet that govern aspects of ZimVie's relationship with Zimmer Biomet following the distribution are described in Note 18 to our consolidated financial statements included in our Annual Report.

13. Restructuring and Other Cost Reduction Initiatives

In April 2023, we initiated additional restructuring activities to better position our organization for future success based on the current business environment. These initiatives have the objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions and levels. During the three and six months ended June 30, 2023, we recorded pre-tax charges of $7.0 million and $8.6 million, respectively, related to these actions. The restructuring charges incurred in the three and six months ended June 30, 2023 under this plan were primarily related to severance and professional fees, and we anticipate total charges related to this plan of approximately $15-16 million will be incurred in 2023 and 2024, including projects in process or under final evaluation as of June 30, 2023.

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. In addition, the national volume-based procurement program for spine products in China took place in late September 2022, and we were not successful in our bid. After evaluating our alternatives, in the fourth quarter of 2022 we approved a plan to exit our spine products activities in China. During each of the three and six months ended June 30, 2022, actions under the June 2022 plan resulted in a pre-tax charge of $1.7 million. During the three and six months ended June 30, 2023, we recorded pre-tax charges of $1.4 million and $4.7 million, respectively, related to the actions under these plans. We have incurred pre-tax charges of $13.7 million from inception through June 30, 2023, and we anticipate total charges of approximately $18-19 million related to these plans. The restructuring charges incurred in the three and six months ended June 30, 2023 under these plans were primarily related to accelerated depreciation, severance and impairment of assets. We anticipate incurring the remaining charges through 2023.

In December 2019 and December 2021, Zimmer Biomet initiated restructuring plans (the "ZB Restructuring Plans") with an objective of reducing costs to allow further investment in higher priority growth opportunities. We incurred pre-tax charges related to the ZB Restructuring Plans of $3.4 million and $4.1 million in the three and six months ended June 30, 2022, respectively. The restructuring charges incurred under these plans primarily related to employee termination benefits, contract terminations and retention period compensation and benefits. We do not expect to incur material expenses from the ZB Restructuring Plans after June 30, 2022.

The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above and excludes non-cash charges (in thousands):

	Six Months Ended June 30,
	Employee Termination Benefits	Other	Total
Balance, December 31, 2022	$1,893	$2,173	$4,066
Additions	7,821	2,942	10,763
Cash payments	(3,734)	(3,249)	(6,983)
Balance, June 30, 2023	$5,980	$1,866	$7,846

Balance, December 31, 2021	$1,099	$1,150	$2,249
Additions	1,500	2,511	4,011
Non-cash adjustments	—	(320)	(320)
Cash payments	(1,207)	(1,572)	(2,779)
Balance, June 30, 2022	$1,392	$1,769	$3,161

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

RESTRUCTURING AND OTHER COST REDUCTION INITIATIVES

Below is a summary of our restructuring and other cost reduction initiatives. For further information, refer to our discussion of expenses below under “Results of Operations - Three and Six Months Ended June 30, 2023 and 2022 - Operating Expenses” and in Note 13 to our condensed consolidated financial statements included in this Quarterly Report.

2023 Programs

In April 2023, we initiated additional restructuring activities to better position our organization for future success based on the current business environment. In July 2023, we expanded the scope of these activities and took additional actions. These activities have the overall objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions, and levels. As a result of these initiatives, we expect an approximate 5% reduction in our global workforce, in addition to reductions in discretionary spending.

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

The national VBP program for dental products in China took place in January 2023, and we were not successful in our bid. We plan to continue to operate our dental product activities in China by focusing on the private market. Annual 2022 dental product sales in China represented less than 1% of our consolidated annual sales

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2023 and 2022

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in thousands):

	Three Months Ended June 30,					Foreign
	2023	2022	% Inc (Dec)	Volume/Mix	Price	Exchange
Dental	$118,649	$118,149	0.4%	0.7%	(0.3)%	(0.0)%
Spine	106,247	115,218	(7.8)	(6.7)	(0.5)	(0.6)
Third Party Sales	224,896	233,367	(3.6)	(3.0)	(0.4)	(0.2)
Related Party	—	1,197	(100.0)	N/A	N/A	N/A
Total	$224,896	$234,564	(4.1)	N/A	N/A	N/A

	Six Months Ended June 30,					Foreign
	2023	2022	% Inc (Dec)	Volume/Mix	Price	Exchange
Dental	$238,819	$238,718	0.0%	1.5%	(0.3)%	(1.2)%
Spine	211,165	229,331	(7.9)	(6.8)	(0.7)	(0.4)
Third Party Sales	449,984	468,049	(3.9)	(2.6)	(0.5)	(0.8)
Related Party	339	2,116	(84.0)	N/A	N/A	N/A
Total	$450,323	$470,165	(4.2)	N/A	N/A	N/A

Demand (Volume/Mix) Trends

Demand in the dental product category increased in the three months ended June 30, 2023 compared to the same prior year period, primarily due to a growing digital dentistry market. Demand in the spine product category was negatively impacted in the three months ended June 30, 2023 compared to the same prior year period by continued competition, distributor turnover and lower sales due to our exit from our spine products activities in China. Demand in the dental product category increased in the six months ended June 30, 2023 compared to the same prior year period, primarily due to higher demand for tooth replacement procedures combined with a growing digital dentistry market. Demand in the spine product category was negatively impacted in the six months ended June 30, 2023 compared to the same prior year period by increased competition and lower sales due to our exit from our spine products activities in China. The net sales declines for the three and six months ended June 30, 2023 were partially offset by net spine product sales retained by Zimmer Biomet in the same prior year periods in certain geographies where our separation and transition activities extended beyond the distribution date that did not recur in 2023 (for more information, see "After Distribution - Interim Operating Agreements" in Note 18 to our consolidated financial statements included in our Annual Report).

Pricing Trends

The dental product category experienced price improvement in the majority of geographic regions, including outside of North America (excluding China); however, there was an overall price decline for the three and six months ended June 30, 2023 due to the timing of price changes year-over-year in North America. We expect the full year 2023 price impact to be positive for the dental portfolio. The spine product category continued to experience governmental healthcare cost pricing pressure efforts and similar efforts at local hospitals and health systems in the three and six months ended June 30, 2023.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in U.S. Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros, Chinese Renminbi, Israeli Shekel, New Zealand Dollar, Japanese Yen, Canadian Dollar and Swedish Krona. For the three months ended June 30, 2023, foreign exchange fluctuations had a positive effect on year-over-year sales, while for the six months ended June 30, 2023, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to fluctuations of the U.S. Dollar against the Euro.

Expenses as a Percent of Net Sales

	Three Months Ended June 30,
	2023	2022	2023 vs. 2022 Inc (Dec)
Cost of products sold, excluding intangible asset amortization	33.1%	34.1%	(1.0)%
Related party cost of products sold, excluding intangible asset amortization	—	0.5	(0.5)
Intangible asset amortization	9.2	8.5	0.7
Research and development	5.9	6.5	(0.6)
Selling, general and administrative	57.1	53.7	3.4
Restructuring and other cost reduction initiatives	3.8	2.2	1.6
Acquisition, integration, divestiture and related	0.6	3.7	(3.1)
Operating Loss	(9.7)	(9.2)	0.5

	Six Months Ended June 30,
	2023	2022	2023 vs. 2022 Inc (Dec)
Cost of products sold, excluding intangible asset amortization	32.2%	35.1%	(2.9)%
Related party cost of products sold, excluding intangible asset amortization	0.1	0.4	(0.3)
Intangible asset amortization	9.1	8.7	0.4
Research and development	6.4	7.0	(0.6)
Selling, general and administrative	56.9	55.3	1.6
Restructuring and other cost reduction initiatives	3.0	1.2	1.8
Acquisition, integration, divestiture and related	0.7	3.8	(3.1)
Operating Loss	(8.4)	(11.5)	(3.1)

Cost of Products Sold and Intangible Asset Amortization

The decrease in cost of products sold in dollars and as a percentage of net sales in the three and six months ended June 30, 2023 compared to the same prior year periods was primarily due to a reduction in inventory charges in the spine product category and an expense of $1.7 million in share-based compensation due to converted Zimmer Biomet awards recorded in the prior year six-month period that did not recur (for more information, see Note 3 to our condensed consolidated financial statements), partially offset by higher cost of products sold in the dental product category due to a change in mix from our growing digital dentistry portfolio.

Intangible asset amortization increased slightly in dollars and as a percentage of net sales in the three and six months ended June 30, 2023 as compared to the same prior year periods, due to the relatively fixed nature of amortization expense period over period.

Operating Expenses

Research and development ("R&D") expenses as a percentage of net sales decreased in the three and six months ended June 30, 2023 compared to the same prior year periods, primarily due to savings in the spine product category from the announced restructuring and other cost reduction initiatives. R&D expenses also decreased as a result of a decrease of $2.0 million in share-based compensation due to converted Zimmer Biomet awards recorded in the prior year six-month period that did not recur (for more information, see Note 3 to our condensed consolidated financial statements).

Selling, general and administrative (“SG&A”) expenses increased as a percentage of net sales in the three and six months ended June 30, 2023 as compared to the same prior year periods, primarily as a result of lower net sales, increased general and administrative costs due to us being a standalone public company for the entire six-month period ended June 30, 2023 compared to the four-month period ended June 30, 2022, and increased marketing and medical education events in the 2023 periods compared to the same prior year periods. These increases were partially offset by indemnification of certain legal costs by Zimmer Biomet in the six months ended June 30, 2023, savings resulting from the announced restructuring initiatives, stricter cost containment measures on discretionary spending, as well as a $9.0 million decrease in share-based compensation due to converted Zimmer Biomet awards recorded in the prior year six-month period that did not recur (for more information, see Note 3 to our condensed consolidated financial statements).

Expenses related to restructuring and other cost reduction initiatives relate to our exit of our spine products business in China, our restructuring plans initiated in April 2023 and June 2022, and Zimmer Biomet's restructuring plans initiated in the fourth quarters of 2019 and 2021. We recognized expenses of $8.4 million and $5.1 million in the three months ended June 30, 2023 and 2022, respectively, and $13.4 million and $5.8 million in the six months ended June 30, 2023 and 2022, respectively. These expenses primarily related to employee termination benefits, consulting fees and accelerated depreciation. For more information regarding these expenses, see Note 13 to our condensed consolidated financial statements.

Acquisition, integration, divestiture and related expenses decreased in the three and six months ended June 30, 2023 as compared to the same prior year periods, due to less costs incurred in connection with building out capabilities necessary to becoming a standalone, public company.

Other Income (Expense), net, Interest Expense, net, and Income Taxes

Our other income (expense), net, primarily relates to the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency. Therefore, the income or expense varies based upon the volatility of foreign currency exchange rates.

Interest expense, net, in the three and six months ended June 30, 2023 increased compared to the same prior year periods, primarily due to higher average outstanding debt and increased interest rates.

Our effective tax rate (“ETR”) on loss before income taxes was 22.7% and 66.9% for the three months ended June 30, 2023 and 2022, respectively, and 5.1% and 42.1% for the six months ended June 30, 2023 and 2022, respectively. In the three months ended June 30, 2023, the income tax benefit was higher than the 21% U.S. federal statutory rate due to releases in prior year valuation allowances primarily driven by method changes in accounting for inventories for tax purposes in the U.S. In the six months ended June 30, 2023, the income tax benefit was lower than the 21% U.S. federal statutory rate due to losses in certain jurisdictions with full valuation allowances resulting in no tax benefit. In the three and six months ended June 30, 2022, the additional income tax benefit compared to the statutory rate was driven by the impact of losses recorded prior to the distribution that were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns on a standalone, separate return basis and are not reflective of the tax results we expect to generate in the future. Additionally, for the three and six months ended June 30, 2023 and 2022, profit in inventory recorded prior to the distribution is non-taxable as the inventory is sold post-separation to third parties, resulting in a significant benefit to the foreign rate differential.

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

Segment Operating Profit

	Net Sales		Operating Profit		Operating Profit as a Percentage of Net Sales
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Dental	$118,649	$118,149	$21,090	$24,973	17.8%	21.1%
Spine	106,247	115,218	10,386	7,262	9.8	6.3

	Net Sales		Operating Profit		Operating Profit as a Percentage of Net Sales
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Dental	$238,819	$238,718	$44,691	$50,632	18.7%	21.2%
Spine	211,165	229,331	17,885	12,361	8.5	5.4

Sales in our dental segment in the three and six months ended June 30, 2023 increased from the same prior year periods, primarily due to an increase in demand for tooth replacement procedures combined with a growing digital dentistry market. Dental segment net sales in the six months ended June 30, 2023 were partially offset by the negative effect of changes in foreign exchange rates. Sales in our spine segment in the three months ended June 30, 2023 decreased from the same prior year period, primarily due to continued competition, distributor turnover and lower sales as a result of our exit from our spine products activities in China, partially offset by net spine product sales retained by Zimmer Biomet in the same prior year period in certain geographies where our separation and transition activities extended beyond the distribution date that did not recur in 2023 (for more information, see "After Distribution - Interim Operating Agreements" in Note 18 to our consolidated financial statements included in our Annual Report) and the positive impact of changes in foreign exchange rates. Spine segment net sales in the six months ended June 30, 2023 were negatively impacted by increased competition and lower sales due to our exit from our spine products activities in China, partially offset by new spine product sales retained by Zimmer Biomet in the same prior year period in certain geographies where our separation and transition activities extended beyond the distribution date that did not recur in 2023 and the positive impact of changes in foreign exchange rates.

In our dental segment, operating profit decreased for the three and six months ended June 30, 2023 compared to the same prior year periods, primarily due to higher cost of products sold due to a change in mix from our growing digital dentistry portfolio, as well as higher marketing costs related to events and conferences that we did not attend in the 2022 periods. In our spine segment, operating profit increased for the three and six months ended June 30, 2023 compared to the same prior year periods, primarily due to a reduction in inventory charges in the spine product category and lower SG&A and R&D costs from the announced restructuring and other cost reduction initiatives. Both segments benefited from reduced share-based compensation due to converted Zimmer Biomet awards recorded in the prior year period that did not recur (for more information, see Note 3 to our condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023 and December 31, 2022, we had $66.2 million and $89.6 million, respectively, in cash and cash equivalents.

Sources of Liquidity

Cash flows used in operating activities were $6.9 million in the six months ended June 30, 2023 compared to cash flows provided by operating activities of $30.7 million in the six months ended June 30, 2022. An increase in cash used in working capital was primarily attributable to an increase in cash used for related party payables, income taxes, accounts payable and accrued liabilities and a decrease in cash provided by inventories, mostly offset by an increase in cash provided by related party receivables and accounts receivable and a decrease in cash used for prepayments.

Cash flows used in investing activities were $7.1 million in the six months ended June 30, 2023 compared to $14.2 million in the six months ended June 30, 2022. The decrease in cash used in investing activities was primarily related to the decrease in expenditures for instruments and other property, plant and equipment due to efforts to optimize our product portfolio and manufacturing and logistics network.

Cash flows used in financing activities were $9.8 million in the six months ended June 30, 2023 compared to cash flows provided by financing activities of $18.7 million in the six months ended June 30, 2022. In the current year period, we prepaid the debt repayments scheduled for the first half of 2024 (as discussed in Note 7 to our condensed consolidated financial statements). In the 2022 period, new borrowings under our Term Loan (as discussed in Note 7 to our condensed consolidated financial statements) were used primarily for a dividend paid to Zimmer Biomet at the time of the distribution.

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

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the six-month period ended June 30, 2023 to the application of our critical accounting estimates as described in our Annual Report.

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

Interest Rate Risk

Our interest expense and related risks as reported in our condensed consolidated statements of operations are growing due to the Credit Agreement. As of June 30, 2023, we had $525.9 million of floating rate debt potentially subject to the adjusted term secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, increase our annual pre-tax loss by $5.3 million.

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

Our concentrations of credit risks with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. Substantially all of our trade receivables are concentrated in the public and private hospital and dental practices in the healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country specific variables. Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information related to our contingencies, see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

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

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

10.1	ZimVie Inc. 2022 Stock Incentive Plan (As amended on May 12, 2023) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2023).
21	List of Subsidiaries.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZimVie Inc.

Date: August 2, 2023	By:	/s/ Richard Heppenstall
Richard Heppenstall
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)