Form 10-Q
period 2023-09-30
ZimVie Inc.
filed 2023-11-01
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the Registrant’s Common Stock outstanding as of October 27, 2023 was 26,536,071.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales
Third party, net	$202,872	$213,274	$652,856	$681,323
Related party, net	—	1,303	339	3,419
Total Net Sales	202,872	214,577	653,195	684,742
Cost of products sold, excluding intangible asset amortization	(65,248)	(58,311)	(210,466)	(223,332)
Related party cost of products sold, excluding intangible asset amortization	—	(1,319)	(328)	(3,177)
Intangible asset amortization	(20,615)	(19,357)	(61,787)	(60,178)
Research and development	(11,457)	(14,502)	(40,062)	(47,437)
Selling, general and administrative	(117,354)	(129,345)	(373,801)	(389,509)
Restructuring and other cost reduction initiatives	(2,432)	(689)	(15,851)	(6,486)
Acquisition, integration, divestiture and related	(1,945)	(7,727)	(5,024)	(25,455)
Operating Expenses	(219,051)	(231,250)	(707,319)	(755,574)
Operating Loss	(16,179)	(16,673)	(54,124)	(70,832)
Other (expense) income, net	(65)	615	(372)	977
Interest expense, net	(9,208)	(6,242)	(27,180)	(11,847)
Loss Before Income Taxes	(25,452)	(22,300)	(81,676)	(81,702)
Income tax benefit	20,363	23,131	23,246	48,165
Net (Loss) Income	$(5,089)	$831	$(58,430)	$(33,537)
Net (Loss) Income Per Common Share - Basic	$(0.19)	$0.03	$(2.21)	$(1.29)
Net (Loss) Income Per Common Share - Diluted	(0.19)	0.03	(2.21)	(1.29)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (Loss) Income	$(5,089)	$831	$(58,430)	$(33,537)
Other Comprehensive Loss:
Foreign currency cumulative translation adjustments, net of tax	(18,027)	(36,863)	(6,930)	(97,203)
Total Other Comprehensive Loss	(18,027)	(36,863)	(6,930)	(97,203)
Comprehensive Loss	$(23,116)	$(36,032)	$(65,360)	$(130,740)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	As of
	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$75,449	$89,601
Accounts receivable, net of allowance for credit losses of $15,012 and $15,026, respectively	153,947	168,961
Related party receivable	—	8,483
Inventories	213,738	233,854
Prepaid expenses and other current assets	54,481	36,964
Total Current Assets	497,615	537,863
Property, plant and equipment, net of accumulated depreciation of $395,857 and $392,888, respectively	121,431	148,439
Goodwill	259,138	259,999
Intangible assets, net	591,465	654,965
Other assets	38,272	40,790
Total Assets	$1,507,921	$1,642,056
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$51,313	$43,998
Related party payable	—	13,176
Income taxes payable	1,769	14,356
Other current liabilities	118,135	145,779
Total Current Liabilities	171,217	217,309
Deferred income taxes	85,909	98,062
Lease liability	17,301	22,287
Other long-term liabilities	7,762	13,561
Non-current portion of debt	515,533	532,233
Total Liabilities	797,722	883,452
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 26,534 and 26,222, respectively	265	262
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	913,980	897,028
Accumulated deficit	(105,962)	(47,532)
Accumulated other comprehensive loss	(98,084)	(91,154)
Total Stockholders' Equity	710,199	758,604
Total Liabilities and Stockholders' Equity	$1,507,921	$1,642,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

					Accumulated
		Additional		Net Parent	Other
	Common	Paid-In	Accumulated	Company	Comprehensive	Total
	Stock	Capital	Deficit	Investment	Loss	Equity
Balance June 30, 2023	$265	$908,507	$(100,873)	$—	$(80,057)	$727,842
Net loss	—	—	(5,089)	—	—	(5,089)
Share-based compensation expense	—	5,473	—	—	—	5,473
Employee stock purchase plan	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(18,027)	(18,027)
Balance September 30, 2023	$265	$913,980	$(105,962)	$—	$(98,084)	$710,199

Balance June 30, 2022	$261	$885,435	$(18,019)	$—	$(103,120)	$764,557
Net income	—	—	831	—	—	831
Stock activity under stock plans	—	54	—	—	—	54
Share-based compensation expense	—	5,197	—	—	—	5,197
Other comprehensive loss	—	—	—	—	(36,863)	(36,863)
Balance September 30, 2022	$261	$890,686	$(17,188)	$—	$(139,983)	$733,776

					Accumulated
		Additional		Net Parent	Other
	Common	Paid-In	Accumulated	Company	Comprehensive	Total
	Stock	Capital	Deficit	Investment	Loss	Equity
Balance December 31, 2022	$262	$897,028	$(47,532)	$—	$(91,154)	$758,604
Net loss	—	—	(58,430)	—	—	(58,430)
Stock activity under stock plans	3	(344)	—	—	—	(341)
Share-based compensation expense	—	16,129	—	—	—	16,129
Employee stock purchase plan	—	1,167	—	—	—	1,167
Other comprehensive loss	—	—	—	—	(6,930)	(6,930)
Balance September 30, 2023	$265	$913,980	$(105,962)	$—	$(98,084)	$710,199

Balance December 31, 2021	$—	$—	$—	$1,494,157	$(42,780)	$1,451,377
Net loss	—	—	(17,188)	(16,349)	—	(33,537)
Net transactions with Zimmer Biomet Holdings, Inc., including separation adjustments	—	—	—	(70,430)	—	(70,430)
Net consideration paid to Zimmer Biomet Holdings, Inc. in connection with distribution	—	—	—	(540,567)	—	(540,567)
Reclassification of net parent company investment to additional paid-in capital	261	866,550	—	(866,811)	—	—
Stock activity under stock plans	—	50	—	—	—	50
Share-based compensation expense	—	24,086	—	—	—	24,086
Other comprehensive loss	—	—	—	—	(97,203)	(97,203)
Balance September 30, 2022	$261	$890,686	$(17,188)	$—	$(139,983)	$733,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows provided by operating activities:
Net loss	$(58,430)	$(33,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,088	92,469
Share-based compensation	16,129	24,982
Deferred income tax provision	(11,967)	(51,775)
Loss on disposal of fixed assets	2,411	2,817
Other non-cash items	2,762	900
Changes in operating assets and liabilities
Income taxes	(34,061)	(113)
Accounts receivable	13,019	(18,408)
Related party receivable	8,483	(14,418)
Inventories	18,246	13,400
Prepaid expenses and other current assets	4,187	(18,534)
Accounts payable and accrued liabilities	(18,216)	12,562
Related party payable	(13,177)	24,172
Other assets and liabilities	(8,780)	(989)
Net cash provided by operating activities	15,694	33,528
Cash flows used in investing activities:
Additions to instruments	(4,341)	(9,671)
Additions to other property, plant and equipment	(5,340)	(11,483)
Other investing activities	(2,762)	(1,950)
Net cash used in investing activities	(12,443)	(23,104)
Cash flows (used in) provided by financing activities:
Net transactions with Zimmer Biomet	—	6,920
Dividend paid to Zimmer Biomet	—	(540,567)
Proceeds from debt	4,760	595,000
Payments on debt	(22,291)	(41,012)
Debt issuance costs	—	(5,170)
Payments related to tax withholding for share-based compensation	(419)	—
Proceeds from stock option activity	1,167	—
Other financing activities	—	37
Net cash (used in) provided by financing activities	(16,783)	15,208
Effect of exchange rates on cash and cash equivalents	(620)	(10,023)
(Decrease) increase in cash and cash equivalents	(14,152)	15,609
Cash and cash equivalents, beginning of year	89,601	100,399
Cash and cash equivalents, end of period	$75,449	$116,008
Supplemental cash flow information:
Income taxes paid, net	$19,090	$9,189
Interest paid	26,198	9,467
Derecognition of right-of-use assets	—	(14,174)
Derecognition of lease liabilities	—	15,303

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

Prior to the distribution, our equity balance in these condensed consolidated financial statements represented the excess of total assets over liabilities including the due to/from balances between us and Zimmer Biomet (referred to as "net parent investment" or "NPI") and accumulated other comprehensive loss. NPI was primarily impacted by contributions from Zimmer Biomet that were the result of treasury activities and net funding provided by or distributed to Zimmer Biomet.

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

As of September 30, 2023 and December 31, 2022, we had $1.4 million and $1.5 million, respectively, in restricted cash. The restriction is on cash held in China as a result of ongoing litigation with a spine products distributor in China related to our decision to exit our spine products business in China (see Note 13 for further information).

Accounting Pronouncements Recently Issued

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

2. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by historical reportable segment (in thousands):

	Dental	Spine	Total
Balance at December 31, 2022
Goodwill, Gross	$401,999	$1,089,400	$1,491,399
Accumulated impairment losses	(142,000)	(1,089,400)	(1,231,400)
Goodwill, Net	259,999	—	259,999
Currency translation	(861)	—	(861)
Balance at September 30, 2023
Goodwill, Gross	401,138	1,089,400	1,490,538
Accumulated impairment losses	(142,000)	(1,089,400)	(1,231,400)
Goodwill, Net	$259,138	$—	$259,138

The components of identifiable intangible assets were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2022:
Intangible assets subject to amortization:
Gross carrying amount	$844,730	$137,785	$364,917	$53,955	$1,401,387
Accumulated amortization	(444,603)	(63,012)	(188,913)	(49,894)	(746,422)
Total identifiable intangible assets	$400,127	$74,773	$176,004	$4,061	$654,965
As of September 30, 2023:
Intangible assets subject to amortization:
Gross carrying amount	$841,249	$137,110	$361,936	$53,918	$1,394,213
Accumulated amortization	(476,465)	(69,127)	(206,284)	(50,873)	(802,748)
Total identifiable intangible assets	$364,784	$67,983	$155,652	$3,045	$591,465

Estimated annual amortization expense for the years ending December 31, 2023 through 2027 based on exchange rates in effect at December 31, 2022 is as follows (in millions):

For the Years Ending December 31,
2023 (remaining)	$14.1
2024	72.4
2025	70.6
2026	68.9
2027	63.6
Thereafter	301.9
Total	$591.5

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

ZimVie Awards

The ZimVie Inc. 2022 Stock Incentive Plan was originally established effective as of March 1, 2022, and was amended effective May 12, 2023 (as amended, the "2022 Plan"). A total of 6.0 million shares of common stock are authorized for issuance under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At September 30, 2023, 3.4 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock and RSUs. Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

Share-based compensation expense was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$278	$118	$846	$2,204
Research and development	334	448	1,139	2,992
Selling, general and administrative	4,861	4,722	14,144	19,786
	5,473	5,288	16,129	24,982
Tax benefit related to awards	(1,374)	(1,328)	(4,053)	(5,918)
Total expense, net of tax	$4,099	$3,960	$12,076	$19,064

For periods prior to the distribution, we specifically identified employees who were associated with our historical operations and calculated expense based upon the awards received under the Zimmer Biomet plans, as well as expense related to corporate or shared employees allocated to us on a proportional cost allocation method, primarily based on revenue.

Stock option activity was as follows:

	Period Ended September 30, 2023
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at December 31, 2022	2,403,635	$26.74
Granted	—	—
Exercised	—	—
Forfeited	(90,177)	24.14
Outstanding at September 30, 2023	2,313,458	$26.84	6.3	$—
Exercisable at September 30, 2023	1,598,522	$26.21	5.6	$—

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

Aggregate intrinsic value was negligible at September 30, 2023. At September 30, 2023, we had unrecognized share-based compensation cost related to unvested stock options of $7.0 million, which is expected to be amortized over the remaining weighted average vesting period of approximately 1.5 years.

RSU activity was as follows:

	Period Ended September 30, 2023
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2022	1,382,500	$24.64
Granted	1,526,343	10.34
Vested	(227,507)	28.25
Forfeited	(146,547)	18.89
Outstanding at September 30, 2023	2,534,789	$17.01

RSUs granted in the nine months ended September 30, 2023 included 367,928 RSUs (at target) with performance-based vesting provisions ("PRSUs"). PRSUs may vest from 0-150% of target based on the level of achievement of pre-defined performance metrics. PRSUs are payable in common shares and do not have the right to vote until vested. Compensation expense related to PRSUs is recognized over a 36-month cliff vesting period, and is adjusted as needed for changes in the projected level of achievement of the performance metrics.

At September 30, 2023, we had unrecognized share-based compensation cost related to unvested RSUs of $22.5 million, which is expected to be amortized into net income over the remaining weighted average vesting period of approximately 1.5 years. The total fair value of RSUs granted or vested during the three months ended September 30, 2023 and 2022 was negligible. The total fair value of RSUs granted during the nine months ended September 30, 2023 and 2022 was $15.8 million and $30.1 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2023 and 2022 was $6.4 million and $1.1 million, respectively.

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

The calculation of weighted average shares for the basic and diluted net (loss) income per common share is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(5,089)	$831	$(58,430)	$(33,537)

Weighted average shares outstanding for basic net (loss) income per common share	26,530	26,074	26,406	26,074
Effect of dilutive stock options and other equity awards (1)	—	76	—	—
Weighted average shares outstanding for diluted net (loss) income per common share	26,530	26,150	26,406	26,074

Basic net (loss) income per common share	$(0.19)	$0.03	$(2.21)	$(1.29)
Diluted net (loss) income per common share	(0.19)	0.03	(2.21)	(1.29)

(1) Since we incurred a net loss in each of the three and nine months ended September 30, 2023 and in the nine months ended September 30, 2022, no dilutive stock options or other equity awards were included as diluted shares in those periods.

For the three months ended September 30, 2023 and 2022, a weighted average of 3.2 million and 3.8 million, respectively, and for the nine months ended September 30, 2023 and 2022, a weighted average of 3.3 million and 3.3 million, respectively, options to purchase shares of common stock were not included in the computation of diluted net (loss) income per share as the exercise prices of these options were greater than the average market price of the common stock.

5. Balance Sheet Details

Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$176,458	$200,098
Work-in-progress	22,709	21,199
Raw materials	14,571	12,557
Inventories	$213,738	$233,854

Amounts related to cost of products sold in the condensed consolidated statements of operations for excess and obsolete ("E&O") inventory, including certain product lines we intend to discontinue, were $6.2 million and $4.0 million in the three months ended September 30, 2023 and 2022, respectively, and were $7.3 million and $21.6 million in the nine months ended September 30, 2023 and 2022, respectively.

Other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Other current liabilities:
Salaries, wages and benefits	$27,664	$47,812
License and service agreements	17,464	25,337
Lease liabilities	10,190	9,617
Other liabilities	62,817	63,013
Total other current liabilities	$118,135	$145,779

6. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 8) are determined using Level 2 inputs. The carrying value of our debt (see Note 7) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, and accounts payable) approximated their fair values at September 30, 2023 and December 31, 2022 due to their short-term nature.

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2022	$13,250
Settlements	(3,451)
Balance September 30, 2023	$9,799

7. Debt

Our debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Term loan	$518,925	$536,456
Debt issuance costs	(3,392)	(4,223)
Total debt	515,533	532,233
Less: current portion	—	—
Total debt due after one year	$515,533	$532,233

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

On March 31, 2023, we made an optional prepayment on the Term Loan of $10.5 million, which represented the aggregate amount of the mandatory scheduled principal payments due on March 31, 2024 and June 30, 2024. On September 29, 2023, we made an optional prepayment on the Term Loan of $7.0 million, which represented the amount of the mandatory scheduled principal payment due on September 30, 2024. As of September 30, 2023, $518.9 million was outstanding on the Term Loan following such payments, and there were no outstanding borrowings under the Revolver.

As of September 30, 2023, our interest rate was the secured overnight financing rate plus the applicable margin of 1.75% for term benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property and certain real property, and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of September 30, 2023.

See Note 10 to our consolidated financial statements included in our Annual Report for additional information on our Credit Agreement.

In April 2023, we financed $4.8 million of our corporate insurance premium, all of which was repaid by June 30, 2023.

8. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. The amount of these (losses) gains is recorded in Other (expense) income, net. Outstanding contracts are recorded in our condensed consolidated balance sheet at fair value as of the end of the reporting period. The aggregate notional amounts of these contracts were $38.5 million as of September 30, 2023 and $69.1 million as of December 31, 2022.

Current derivative assets of $0.1 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively, were included in Prepaid expenses and other current assets on our condensed consolidated balance sheets. Current derivative liabilities of $0.4 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively, were included in Other current liabilities in our condensed consolidated balance sheets. Gains (losses) from these derivative instruments recognized in our condensed consolidated statements of operations in Other (expense) income, net were $0.6 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and $(1.9) million and $(3.3) million for the three and nine months ended September 30, 2022, respectively.

9. Income Taxes

Our effective tax rate (“ETR”) on loss before income taxes was 80.0% and 103.7% for the three months ended September 30, 2023 and 2022, respectively, and 28.5% and 59.0% for the nine months ended September 30, 2023 and 2022, respectively. In the three and nine months ended September 30, 2023, the income tax benefit was higher than the 21% U.S. federal statutory rate due to profit in inventory recorded prior to the distribution that is non-taxable as the inventory is sold post-separation to third parties, resulting in a significant benefit to the foreign rate differential, partially offset by additional expense for increasing valuation allowances. In the three and nine months ended September 30, 2022, the additional income tax benefit compared to the statutory rate was driven by the impact of losses recorded prior to the distribution that were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns on a standalone, separate return basis and are not reflective of the tax results we expect to generate in the future. The benefit was further driven by the profit in inventory recorded prior to the distribution, as well as recognition of a Puerto Rico withholding tax receivable available to offset income taxes of $5.7 million.

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

10. Segment Data

Net sales and operating profit (loss) by segment are as follows (in thousands):

	Net Sales		Operating Profit (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Dental	$105,311	$105,121	$22,808	$17,465
Spine	97,561	108,153	6,647	17,258
Segment Total	202,872	213,274	29,455	34,723
Related party transactions	—	1,303	—	(16)
Expenses related to Parent products	—	—	—	(275)
Intangible asset amortization	—	—	(20,615)	(19,357)
Restructuring and other cost reduction initiatives	—	—	(2,432)	(689)
Acquisition, integration, divestiture and related	—	—	(1,945)	(7,727)
Other	—	—	(20,642)	(23,332)
Total	$202,872	$214,577	$(16,179)	$(16,673)

	Net Sales		Operating Profit (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dental	$344,130	$343,839	$69,074	$68,097
Spine	308,726	337,484	25,418	29,619
Segment Total	652,856	681,323	94,492	97,716
Related party transactions	339	3,419	11	(11,777)
Expenses related to Parent products	—	—	—	(891)
Intangible asset amortization	—	—	(61,787)	(60,178)
Restructuring and other cost reduction initiatives	—	—	(15,851)	(6,486)
Acquisition, integration, divestiture and related	—	—	(5,024)	(25,455)
Other	—	—	(65,965)	(63,761)
Total	$653,195	$684,742	$(54,124)	$(70,832)

11. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $2.6 million and $9.5 million as of September 30, 2023 and December 31, 2022, respectively. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

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

Corporate allocations reflected in the condensed consolidated statements of operations are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of products sold	$—	$—	$—	$(78)
Selling, general & administrative	—	—	—	13,914

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

Share-Based Compensation

As discussed in Note 3, our employees participated in Zimmer Biomet’s share-based compensation plans, the costs of which were allocated and recorded in cost of products sold, R&D, and selling, general and administrative expenses in the condensed consolidated statements of operations. Share-based compensation benefit related to our employees prior to the distribution was $1.0 million for the nine months ended September 30, 2022. There were no share-based compensation costs allocated during the three months ended September 30, 2022.

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

Manufacturing Services to Zimmer Biomet

We have certain manufacturing facilities that also produce orthopedic products that continue to be sold by Zimmer Biomet after the separation. The condensed consolidated statements of operations reflect the sales of these orthopedic products to Zimmer Biomet as related party transactions in periods in which Zimmer Biomet was a related party as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Related party net sales	$—	$1,303	$339	$3,419
Related party cost of products sold, excluding intangible asset amortization	—	1,319	328	3,177

We will continue to sell these products to Zimmer Biomet in future periods pursuant to a transition manufacturing and supply agreement. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party. As such, transactions with Zimmer Biomet subsequent to February 1, 2023 are reported as third party transactions.

Net Parent Company Investment

As discussed in Note 1, NPI is primarily impacted by contributions from Zimmer Biomet, which are the result of treasury activity and net funding provided by or distributed to Zimmer Biomet. For the nine months ended September 30, 2023 and 2022, net transactions with Zimmer Biomet reflected in the cash flows pre-distribution were nil and $6.9 million, respectively. There were no net transactions with Zimmer Biomet reflected in the cash flows pre-distribution during the three months ended September 30, 2023 and 2022. Activities that impacted the net transfers from Zimmer Biomet include corporate overhead, share-based compensation, debt agreements between the parties and other allocations and centralized cash management. For the nine months ended September 30, 2023 and 2022, the total impact on NPI from these transactions was nil and $70.4 million, respectively. There were no activities that impacted the net transfers from Zimmer Biomet including corporate overhead, share-based compensation, debt agreements between the parties and other allocations and centralized cash management during the three months ended September 30, 2023 and 2022.

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

The amounts due from and to Zimmer Biomet under the various agreements that were included in related party receivable or payable, as applicable, in our condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2023	December 31, 2022
Related party receivable	$—	$8,483
Related party payable	—	13,176

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

13. Restructuring and Other Cost Reduction Initiatives

In April 2023, we initiated restructuring activities to better position our organization for future success based on the current business environment. In July 2023, we continued these activities and took additional actions. These activities have the objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions and levels. During the three and nine months ended September 30, 2023, we recorded pre-tax charges of $1.3 million and $9.9 million, respectively, related to these actions. The restructuring charges incurred in the three and nine months ended September 30, 2023 under this plan were primarily related to severance and professional fees. We anticipate total charges related to this plan of approximately $15-16 million will be incurred in 2023 and 2024, including projects in process or under final evaluation as of September 30, 2023.

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. In addition, the national volume-based procurement program for spine products in China took place in late September 2022, and we were not successful in our bid. After evaluating our alternatives, in the fourth quarter of 2022 we approved a plan to exit our spine products activities in China. During the three and nine months ended September 30, 2022, actions under the June 2022 plan resulted in pre-tax charges of $0.7 million and $2.4 million, respectively. During the three and nine months ended September 30, 2023, we recorded pre-tax charges of $1.1 million and $5.8 million, respectively, related to the actions under these plans. The restructuring charges incurred in the three and nine months ended September 30, 2023 under these plans were primarily related to accelerated depreciation, severance and impairment of assets. We have incurred pre-tax charges of $14.8 million from inception through September 30, 2023, and we anticipate total charges of approximately $18-19 million related to these plans. We anticipate incurring the remaining charges through the first half of 2024.

In December 2019 and December 2021, Zimmer Biomet initiated restructuring plans (the "ZB Restructuring Plans") with an objective of reducing costs to allow further investment in higher priority growth opportunities. We incurred pre-tax charges related to the ZB Restructuring Plans of less than $0.1 million and $4.1 million in the three and nine months ended September 30, 2022, respectively. The restructuring charges incurred under these plans primarily related to employee termination benefits, contract terminations and retention period compensation and benefits. We have not incurred and do not expect to incur material expenses from the ZB Restructuring Plans after June 30, 2022.

The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above and excludes non-cash charges (in thousands):

	Nine Months Ended September 30,
	Employee Termination Benefits	Other	Total
Balance, December 31, 2022	$1,893	$2,173	$4,066
Additions	8,787	2,593	11,380
Cash payments	(5,445)	(3,793)	(9,238)
Balance, September 30, 2023	$5,235	$973	$6,208

Balance, December 31, 2021	$1,099	$1,150	$2,249
Additions	1,777	2,923	4,700
Non-cash adjustments	—	(320)	(320)
Cash payments	(1,797)	(1,724)	(3,521)
Balance, September 30, 2022	$1,079	$2,029	$3,108

We do not include charges for restructuring and other cost reduction initiatives in the operating profit of our reportable segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed in this Quarterly Report and in our Annual Report, particularly in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

OVERVIEW

As detailed in Note 1 to our condensed consolidated financial statements included in this Quarterly Report, ZimVie was incorporated on July 30, 2021 as a wholly owned subsidiary of Zimmer Biomet for the sole purpose of holding directly or indirectly the assets and liabilities associated with the dental and spine businesses of Zimmer Biomet for distribution. The distribution of the dental and spine businesses was completed on March 1, 2022, and resulted in ZimVie becoming a standalone, publicly traded company. Prior to March 1, 2022, ZimVie’s financial statements were prepared on a carve-out basis and were derived from Zimmer Biomet’s consolidated financial statements and accounting records.

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

RESTRUCTURING AND OTHER COST REDUCTION INITIATIVES

Below is a summary of our restructuring and other cost reduction initiatives. For further information, refer to our discussion of expenses below under “Results of Operations - Three and Nine Months Ended September 30, 2023 and 2022 - Operating Expenses” and in Note 13 to our condensed consolidated financial statements included in this Quarterly Report.

2023 Programs

In April 2023, we initiated restructuring activities to better position our organization for future success based on the current business environment. In July 2023, we continued these activities and took additional actions. These activities have the objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions, and levels. As a result of these initiatives, we expect an approximate 6% reduction in our global workforce, in addition to reductions in discretionary spending.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2023 and 2022

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in thousands):

	Three Months Ended September 30,					Foreign
	2023	2022	Change %	Volume/Mix	Price	Exchange
Dental	$105,311	$105,121	0.2%	(0.3)%	(0.9)%	1.4%
Spine	97,561	108,153	(9.8)	(8.4)	(0.4)	(1.0)
Third Party Sales	202,872	213,274	(4.9)	(4.4)	(0.6)	0.1
Related Party	—	1,303	(100.0)	N/A	N/A	N/A
Total	$202,872	$214,577	(5.5)	N/A	N/A	N/A

	Nine Months Ended September 30,					Foreign
	2023	2022	Change %	Volume/Mix	Price	Exchange
Dental	$344,130	$343,839	0.1%	1.0%	(0.5)%	(0.4)%
Spine	308,726	337,484	(8.5)	(7.3)	(0.6)	(0.6)
Third Party Sales	652,856	681,323	(4.2)	(3.2)	(0.5)	(0.5)
Related Party	339	3,419	(90.1)	N/A	N/A	N/A
Total	$653,195	$684,742	(4.6)	N/A	N/A	N/A

Volume/Mix Trends

Volume in the dental products category decreased slightly in the three months ended September 30, 2023 compared to the same prior year period due to one less selling day ($1.6 million). Volume in the spine products category decreased in the three months ended September 30, 2023 compared to the same prior year period due to continued competition resulting in distributor turnover, the exit of our spine products activities in China ($3.7 million), and one less selling day ($1.6 million), partially offset by net spine product sales ($1.9 million) retained by Zimmer Biomet in the same prior year period in certain geographies where our separation and transition activities extended beyond the distribution date (for more information, see "After Distribution - Interim Operating Agreements" in Note 18 to our consolidated financial statements included in our Annual Report).

Volume in the dental products category increased in the nine months ended September 30, 2023 compared to the same prior year period, primarily due to higher demand for tooth replacement procedures combined with a growing digital dentistry market. Volume in the spine products category decreased in the nine months ended September 30, 2023 compared to the same prior year period due to continued competition resulting in distributor turnover and the exit of our spine products activities in China ($9.6 million) partially offset by net spine product sales ($7.5 million) retained by Zimmer Biomet in the same prior year periods in certain geographies where our separation and transition activities extended beyond the distribution date.

Pricing Trends

While the dental products category experienced price declines for the three and nine months ended September 30, 2023, the average implant price increased due to the success of new product launches. The spine products category continued to experience governmental healthcare cost pricing pressure efforts and similar efforts at local hospitals and health systems in the three and nine months ended September 30, 2023.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in U.S. Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros and Japanese Yen. For the three months ended September 30, 2023, foreign exchange fluctuations had a positive effect on year-over-year sales, while for the nine months ended September 30, 2023, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to fluctuations of the U.S. Dollar against the Euro.

Expenses as a Percent of Net Sales

	Three Months Ended September 30,
	2023	2022	2023 vs. 2022 Change
Cost of products sold, excluding intangible asset amortization	32.2%	27.2%	5.0%
Related party cost of products sold, excluding intangible asset amortization	—	0.6	(0.6)
Intangible asset amortization	10.2	9.0	1.2
Research and development	5.6	6.8	(1.2)
Selling, general and administrative	57.8	60.3	(2.5)
Restructuring and other cost reduction initiatives	1.2	0.3	0.9
Acquisition, integration, divestiture and related	1.0	3.6	(2.6)
Operating Loss	(8.0)	(7.8)	0.2

	Nine Months Ended September 30,
	2023	2022	2023 vs. 2022 Change
Cost of products sold, excluding intangible asset amortization	32.2%	32.6%	(0.4)%
Related party cost of products sold, excluding intangible asset amortization	0.1	0.5	(0.4)
Intangible asset amortization	9.5	8.8	0.7
Research and development	6.1	6.9	(0.8)
Selling, general and administrative	57.2	56.9	0.3
Restructuring and other cost reduction initiatives	2.4	0.9	1.5
Acquisition, integration, divestiture and related	0.8	3.7	(2.9)
Operating Loss	(8.3)	(10.3)	(2.0)

Cost of Products Sold and Intangible Asset Amortization

The increase in cost of products sold in dollars and as a percentage of net sales in the three months ended September 30, 2023 compared to the same prior year period was primarily due to the release of a spin-related contingent liability with Zimmer Biomet in the spine products category in the prior year period that did not recur, partially offset by an indemnification of legal expenses from Zimmer Biomet in the current year period ($2.8 million). The decrease in cost of products sold in dollars and as a percentage of net sales in the nine months ended September 30, 2023 compared to the same prior year period was primarily due to a reduction in inventory charges ($11.4 million) primarily in the spine product category, the legal indemnification noted above ($2.8 million) and incremental share-based compensation expense related to converted Zimmer Biomet awards ($1.8 million) recorded in the same prior year period that did not recur (for more information, see Note 3 to our condensed consolidated financial statements included in this Quarterly Report), partially offset by the release of a spin-related contingent liability with Zimmer Biomet in the spine products category in the prior year period that did not recur.

Intangible asset amortization increased slightly in dollars and as a percentage of net sales in the three and nine months ended September 30, 2023 as compared to the same prior year periods, due to the relatively fixed nature of amortization expense period over period.

Operating Expenses

Research and development ("R&D") expenses in dollars and as a percentage of net sales decreased in the three and nine months ended September 30, 2023 compared to the same prior year periods, primarily due to savings in the dental and spine product categories from the announced restructuring and other cost reduction initiatives. R&D expenses also decreased due to incremental share-based compensation expense related to converted Zimmer Biomet awards ($2.0 million) recorded in the same prior year period that did not recur (for more information, see Note 3 to our condensed consolidated financial statements included in this Quarterly Report).

Selling, general and administrative (“SG&A”) expenses decreased in dollars and as a percentage of net sales in the three months ended September 30, 2023 as compared to the same prior year period, generally due to savings from the announced restructuring and other cost reduction initiatives and reduced selling costs consisting of decreases of employee related expenses ($7.8 million), selling and marketing expenses ($3.7 million) and instrument expense ($1.3 million). SG&A expenses decreased in dollars in the nine months ended September 30, 2023 as compared to the same prior year period generally due to savings from the announced restructuring and other cost reduction initiatives and reduced selling costs, partially offset by an increase in general and administrative costs due to us being a standalone public company for the entire nine-month period ended September 30, 2023 compared to the seven-month period ended September 30, 2022. Specifically, we had decreases of selling related expenses ($5.7 million) and instrument expense ($1.5 million), as well as incremental share-based compensation expense related to converted Zimmer Biomet awards ($9.9 million) recorded in the same prior year period that did not recur (for more information, see Note 3 to our condensed consolidated financial statements included in this Quarterly Report). While SG&A expenses decreased in dollars, they increased as a percentage of net sales in the nine months ended September 30, 2023 as compared to the same prior year period due to the decrease in net sales.

Expenses related to restructuring and other cost reduction initiatives relate to our restructuring plans initiated in April 2023 and June 2022, our exit of our spine products activities in China and Zimmer Biomet's restructuring plans initiated in the fourth quarters of 2019 and 2021. We recognized expenses of $2.4 million and $0.7 million in the three months ended September 30, 2023 and 2022, respectively, and $15.9 million and $6.5 million in the nine months ended September 30, 2023 and 2022, respectively. These expenses primarily related to employee termination benefits, consulting fees and accelerated depreciation. For more information regarding these expenses, see Note 13 to our condensed consolidated financial statements included in this Quarterly Report.

Acquisition, integration, divestiture and related expenses include costs incurred to prepare for and complete the separation from our former parent (such as professional fees, transition services agreements, costs to stand up our corporate organization and infrastructure), changes in the fair value of contingent consideration for acquisitions closed prior to the separation date and costs related to the evaluation of strategic options for our portfolio. Acquisition, integration, divestiture and related expenses decreased by $5.8 million for the three months ended September 30, 2023 as compared to the same prior year period due primarily to decreases in separation-related professional fees ($3.6 million), separation-related lease costs ($2.6 million) and separation-related employee costs ($0.8 million), partially offset by increased costs related to the evaluation of strategic options for our portfolio ($1.5 million). Acquisition, integration, divestiture and related expenses decreased by $20.4 million for the nine months ended September 30, 2023 as compared to the same prior year period due primarily to decreases in separation-related professional fees ($8.8 million), separation-related employee costs ($5.0 million), separation-related lease costs ($3.2 million) and contingent consideration ($2.8 million), slightly offset by increased costs related to the evaluation of strategic options for our portfolio ($1.5 million).

Other (Expense) Income, net, Interest Expense, net, and Income Taxes

Our other (expense) income, net, primarily relates to the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency. Therefore, the income or expense varies based upon the volatility of foreign currency exchange rates.

Interest expense, net, in the three and nine months ended September 30, 2023 increased compared to the same prior year periods, primarily due to increased interest rates.

Our effective tax rate (“ETR”) on loss before income taxes was 80.0% and 103.7% for the three months ended September 30, 2023 and 2022, respectively, and 28.5% and 59.0% for the nine months ended September 30, 2023 and 2022, respectively. In the three and nine months ended September 30, 2023, the income tax benefit was higher than the 21% U.S. federal statutory rate due to profit in inventory recorded prior to the distribution that is non-taxable as the inventory is sold post-separation to third parties, resulting in a significant benefit to the foreign rate differential, partially offset by additional expense for increasing valuation allowances. In the three and nine months ended September 30, 2022, the additional income tax benefit compared to the statutory rate was driven by the impact of losses recorded prior to the distribution that were calculated on a “carve-out” basis, which applied the accounting guidance as if we filed income tax returns on a standalone, separate return basis and are not reflective of the tax results we expect to generate in the future. The benefit was further driven by the profit in inventory recorded prior to the distribution as well as recognition of a Puerto Rico withholding tax receivable available to offset income taxes of $5.7 million.

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

Segment Operating Profit

	Net Sales		Operating Profit		Operating Profit as a Percentage of Net Sales
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Dental	$105,311	$105,121	$22,808	$17,465	21.7%	16.6%
Spine	97,561	108,153	6,647	17,258	6.8	16.0

	Net Sales		Operating Profit		Operating Profit as a Percentage of Net Sales
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Dental	$344,130	$343,839	$69,074	$68,097	20.1%	19.8%
Spine	308,726	337,484	25,418	29,619	8.2	8.8

Sales in our dental products category in the three months ended September 30, 2023 increased slightly from the same prior year period, primarily due to the positive effect from foreign exchange rates, mostly offset by one less selling day in the current period ($1.6 million) and decreased pricing. Sales in our dental products category in the nine months ended September 30, 2023 increased from the same prior year period, primarily due to an increase in demand for tooth replacement procedures combined with a growing digital dentistry market, partially offset by decreased pricing and the negative effect of changes in foreign exchange rates.

Sales in our spine products category in the three months ended September 30, 2023 decreased from the same prior year period primarily due to continued competition resulting in distributor turnover, the exit of our spine products activities in China ($3.7 million), one less selling day in the current period ($1.6 million), the negative effect of changes in foreign exchange rates and decreased pricing, partially offset by net spine product sales ($1.9 million) retained by Zimmer Biomet in the same prior year period in certain geographies where our separation and transition activities extended beyond the distribution date (for more information, see "After Distribution - Interim Operating Agreements" in Note 18 to our consolidated financial statements included in our Annual Report). Sales in our spine products category in the nine months ended September 30, 2023 decreased from the same prior year period primarily due to continued competition resulting in distributor turnover, the exit of our spine products activities in China ($9.6 million), the negative effect of changes in foreign exchange rates and decreased pricing, partially offset by net spine product sales ($7.5 million) retained by Zimmer Biomet in the same prior year period in certain geographies where our separation and transition activities extended beyond the distribution date.

Operating profit in our dental products category increased for the three and nine months ended September 30, 2023 compared to the same prior year periods, primarily due to savings from announced restructuring and other cost reduction initiatives.

Operating profit in our spine products category decreased for the three months ended September 30, 2023 compared to the same prior year period due to decreased sales and the release of a spin-related contingent liability with Zimmer Biomet in the prior year period that did not recur, partially offset by savings from announced restructuring and other cost reduction initiatives and the indemnification of legal expenses from Zimmer Biomet ($2.8 million). Operating profit in our spine products category decreased for the nine months ended September 30, 2023 compared to the same prior year period due to decreased sales and the release of a spin-related contingent liability with Zimmer Biomet in the prior year period that did not recur, mostly offset by a reduction in inventory charges ($9.8 million) and savings from announced restructuring and other cost reduction initiatives.

Both products categories benefited from reduced incremental share-based compensation due to converted Zimmer Biomet awards recorded in the nine months ended September 30, 2022 that did not recur (for more information, see Note 3 to our condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023 and December 31, 2022, we had $75.4 million and $89.6 million, respectively, in cash and cash equivalents.

Sources of Liquidity

Cash flows provided by operating activities were $15.7 million and $33.5 million in the nine months ended September 30, 2023 and 2022 respectively. Working capital for the nine months ended September 30, 2023 used cash of $21.5 million primarily due to income taxes, accounts payable and accrued liabilities and related party payable, partially offset by cash provided by inventories, accounts receivable, related party receivable and prepaid expenses and other current assets. Working capital for the nine months ended September 30, 2022 used cash of $1.3 million due to prepaid expenses, accounts receivable and related party receivable, mostly offset by cash provided by related party payable, inventories and accounts payable and accrued liabilities.

Cash flows used in investing activities were $12.4 million and $23.1 million in the nine months ended September 30, 2023 and 2022, respectively. The reduction in cash used in investing activities was primarily related to the reduction in expenditures for instruments and other property, plant and equipment due to efforts to optimize our product portfolio and manufacturing and logistics network.

Cash flows used in financing activities were $16.8 million in the nine months ended September 30, 2023 and cash flows provided by financing activities were $15.2 million in the nine months ended September 30, 2022. In the current year period, we made optional prepayments on the Term Loan of $17.5 million, which represented the aggregate amount of the mandatory scheduled principal payments due in the first nine months of 2024 (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report). In the 2022 period, new borrowings under our Term Loan (as discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report) were used primarily for a dividend paid to Zimmer Biomet at the time of the distribution.

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

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the nine months ended September 30, 2023 to the application of our critical accounting estimates as described in our Annual Report.

ACCOUNTING DEVELOPMENTS

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report for information on how recent accounting pronouncements have affected or may affect our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates, interest rates and commodity prices that could affect our financial condition, results of operations and cash flows.

Foreign Currency Exchange Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Chinese Renminbi, Swedish Krona, New Taiwan Dollars, Israeli Shekels, Australian Dollars and Japanese Yen. We manage our foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign currency exchange rate movements on transactions denominated in foreign currencies, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. These forward contracts are designed to reduce the foreign exchange impact monetary assets and liabilities in non-functional currencies have on our financial results. Realized and unrealized gains and losses on these contracts are recognized in other (expense) income, net.

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

Interest Rate Risk

Our interest expense and related risks as reported in our condensed consolidated statements of operations are growing due to the Credit Agreement. As of September 30, 2023, we had $518.9 million of floating rate debt potentially subject to the adjusted term secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, increase our annual interest expense by $5.2 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

ZimVie Inc.

Date: November 1, 2023	By:	/s/ Richard Heppenstall
Richard Heppenstall
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)