Form 10-K
period 2023-12-31
ZimVie Inc.
filed 2024-02-28
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant's common stock on The Nasdaq Global Select Market on June 30, 2023, was $295,296,568.

The number of shares of the Registrant’s Common Stock outstanding as of February 23, 2024 was 27,083,839.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K

Portions of the Proxy Statement with respect to the 2024 Annual Meeting of Stockholders	Part III

ZIMVIE INC.

ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of federal securities laws, including, among others, any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “track,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: uncertainties as to the timing of the sale of our spine business and the risk that the transaction may not be completed in a timely manner or at all; the possibility that any or all of the conditions to the consummation of the sale of our spine business may not be satisfied or waived; the effect of the announcement or pendency of the transaction on our ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners; management’s attention being diverted from our ongoing business operations due to the sale of our spine business; uncertainties and matters related to the sale of our spine business beyond the control of management; dependence on new product development, technological advances and innovation; shifts in the product category or regional sales mix of our products and services; supply and prices of raw materials and products; pricing pressures from competitors, customers, dental practices and insurance providers; changes in customer demand for our products and services caused by demographic changes or other factors; challenges relating to changes in and compliance with governmental laws and regulations affecting our United States (“U.S.”) and international businesses, including regulations of the U.S. Food and Drug Administration (“FDA”) and foreign government regulators, such as more stringent requirements for regulatory clearance of products; competition; the impact of healthcare reform measures; reductions in reimbursement levels by third-party payors; cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare group purchasing organizations, including the volume-based procurement process in China; control of costs and expenses; dependence on a limited number of suppliers for key raw materials and outsourced activities; the ability to obtain and maintain adequate intellectual property protection; breaches or failures of our information technology systems or products, including by cyberattack, unauthorized access or theft; the ability to retain the independent agents and distributors who market our products; our ability to attract, retain and develop the highly skilled employees we need to support our business; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; a determination by the Internal Revenue Service that the distribution or certain related transactions should be treated as taxable transactions; financing transactions undertaken in connection with the separation and risks associated with additional indebtedness; the impact of the separation on our businesses and the risk that the separation and the results thereof may be more difficult, time consuming and/or costly than expected, which could impact our relationships with customers, suppliers, employees and other business counterparties; restrictions on activities following the distribution in order to preserve the tax-free treatment of the distribution; the ability to form and implement alliances; changes in tax obligations arising from tax reform measures, including European Union (“EU”) rules on state aid, or examinations by tax authorities; product liability, intellectual property and commercial litigation losses; changes in general industry and market conditions, including domestic and international growth rates; changes in general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations; the effects of the COVID-19 global pandemic and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective procedures and our ability to collect accounts receivable; and the impact of the ongoing financial and political uncertainty on countries in the Euro zone on the ability to collect accounts receivable in affected countries.

See also Part I, Item 1A, “Risk Factors” for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from the forward-looking statements. Readers of this Annual Report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time.

RISK FACTORS SUMMARY

Our business, financial condition and operating results may be affected by a number of factors, whether currently known or unknown. Any one or more of such factors could directly or indirectly cause our actual financial condition and operating results to vary materially from past or anticipated future financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. We have provided a summary of some of these risks below, with a more detailed explanation of the risks applicable to us in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report:

Risks Related to the Pending Sale of Our Spine Business

•
The pending sale of our spine business (the “Pending Transaction”) is subject to various risks, uncertainties and conditions and may not be completed on the terms or timeline currently contemplated, if at all.
•
We may be unable to achieve some or all of the benefits that we expect to achieve from the Pending Transaction.
•
If the Pending Transaction is completed, we will be a smaller, less diversified company than as we exist today.

Risks Related to Our Business, Operations and Strategy

•
Interruption of manufacturing operations could adversely affect our business, financial condition and results of operations.
•
Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party suppliers could adversely affect our business, financial condition and results of operations.
•
Our success depends on our ability to effectively develop and market our products against those of our competitors.
•
Our restructuring and other cost reduction initiatives may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring initiatives.
•
To be commercially successful, we must effectively demonstrate to surgeons, dentists and hospitals the value proposition of our products and procedural solutions compared to those of our competitors.
•
If we fail to retain the employees and the independent agents and distributors upon whom we rely to market our products, customers may not buy our products and our results of operations may decline.
•
If we do not introduce new products in a timely manner, our products may become obsolete over time, customers may not buy our products and our results of operations may decline.
•
If third-party payors decline to reimburse our customers for our products or reduce reimbursement levels, the demand for our products may decline and our ability to sell our products profitably may be harmed.
•
We are subject to cost containment measures in the U.S. and other countries, resulting in pricing pressures.
•
Disruptions to our business from implementation of our new enterprise resource planning systems adversely impacted our operating results in 2022, and similar disruptions in 2024 or later years could have a material adverse impact on our business, results of operations, financial condition or cash flows.
•
Our success largely depends on key personnel and having adequate succession plans in place. We may not be able to attract, retain and develop the highly skilled employees we need to support our business, which could harm our business.
•
Public health crises have had, and may continue to have, an adverse effect on certain aspects of our business, results of operations, financial condition, and cash flows.

Financial, Liquidity and Tax Risks

•
We have incurred substantial floating rate indebtedness that exposes us to increased costs of servicing our indebtedness as interest rates rise, and we may not be able to generate sufficient cash flows to meet all of our debt obligations, which could materially adversely affect our business, financial condition and results of operations.
•
Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on the performance of, and distributions from, our subsidiaries.
•
We are exposed to risks of excess and obsolete inventory and we may not realize the expected benefits of our working capital management strategies, which may adversely impact our cash flow and liquidity and result in additional charges.
•
We are subject to risks arising from currency exchange rate fluctuations, which can increase our costs, cause our results of operations to decline and expose us to counterparty risks.
•
We may be adversely affected by inflation.
•
We may have additional tax liabilities.
•
Future material impairments in the carrying value of our long-lived or intangible assets would negatively affect our operating results.
•
If our independent agents and distributors are characterized as employees, we would be subject to additional liabilities.

Global Operational Risks

•
We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks and may cause our results of operations to decline due to increased costs.

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
•
U.S. federal income tax consequences may restrict our ability to engage in certain desirable transactions.
•
We may not achieve some or all of the expected benefits of the separation, and the separation may materially and adversely affect our financial position, results of operations and cash flows.
•
Zimmer Biomet or we may fail to perform under various transaction agreements that were executed as part of the separation, or we may fail to have necessary systems and services in place when certain transaction agreements expire.
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
•
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
•
The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.
•
We do not expect to pay any cash dividends for the foreseeable future.

i

PART I

ITEM 1. BUSINESS.

General Overview

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

On December 15, 2023, we entered into a definitive agreement to sell our spine business to an affiliate of H.I.G. Capital for $375 million in total consideration, comprised of $315 million in cash, subject to certain customary adjustments as set forth in the agreement, and $60 million in the form of a promissory note that will accrue interest at a rate of 10% per annum, compounded semi-annually, payable in kind. The transaction has been approved by our Board of Directors and is expected to close in the first half of 2024, subject to the satisfaction or waiver of certain closing conditions, including receipt of required regulatory approvals. Because this transaction has not yet closed, we are including discussion of our spine business in this Annual Report as part of descriptions of our historical and current operations. However, as a result of entering into this agreement, the financial information of our spine business is reported on a discontinued operations basis in this Annual Report.

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for dental and spine patients worldwide. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to support dental tooth replacement and restoration procedures and treat a wide range of spine pathologies.

We have leading positions in a number of attractive submarkets of the broader global markets for dental and spine that we serve. Our established commercial infrastructure and large sales force support our meaningful presence in both established and emerging markets. We estimate the global tooth replacement market generated approximately $8 billion in sales in 2023. We are well-positioned in the growing global dental implant, biomaterials and digital dentistry market with a strong presence in the tooth replacement market with market leading positions in certain geographies. Within tooth replacement, our focus is on growing the dental implant, biomaterials and digital dentistry categories. We estimate the global spine surgery market generated approximately $12 billion in sales in 2023. Our broad portfolio addresses all areas of spine with market leadership in cervical disc replacement ("CDR") and vertebral body tethering to treat pediatric scoliosis. Within spine surgery, we believe that minimally invasive surgery (“MIS”) and motion preservation solutions represent the highest growth categories.

We operate on a global scale and utilize a network of directly-employed sales representatives, independent sales agents and exclusive distributors to market our products in 70 countries in North America, Europe, Latin America and Asia. We have approximately 2,600 employees globally, with approximately 1,100 employees focusing on sales, marketing and key commercialization activities and approximately 140 employees focusing on research and development ("R&D"). Additionally, we operate six manufacturing sites and devote significant resources to training and educating surgeons and clinicians regarding the proper use, safety and reproducibility of clinical outcomes for our products. Our education and training programs are led by our medical education team and field experts, and integrate training with professional development, enabling us to introduce our innovative products and procedures.

Our Company History

ZimVie was built through the acquisition and integration of over a dozen leading dental and spine businesses and brands over the course of more than 30 years. ZimVie today is the result of the combination of Zimmer, Inc.’s (“Zimmer”) and Biomet Inc.’s (“Biomet”) spine and dental portfolios in 2015, and the subsequent development of new products and technologies, as well as business development activities.

Our heritage began inside Biomet in 1988 through the acquisition of EBI Medical Systems, Inc., a leader in bone-growth electrical stimulation and external bone fixation markets. In 1999, Biomet entered the dental implant market through its acquisition of Implant Innovations, Inc., and further enhanced its spine portfolio through its acquisition of Lanx, Inc. in 2013, gaining access to two spinal fusion product lines. Zimmer entered the spine and dental markets in 2003 through its acquisition of Centerpulse AG, a pure-play orthopedics company with a leading spine and dental platform.

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

Our Products and Solutions

We have a long history of developing innovative dental and spine products with extensive input from surgeons and clinicians. Today, our portfolio includes a full range of products designed to treat tooth replacement and restoration procedures, and a wide range of spinal pathologies. Our products and technologies facilitate less-invasive applications across both dental and spine surgery procedures to enable better outcomes.

Dental

We offer a broad product portfolio of surgical, biomaterial and digital hardware and software solutions designed to serve the needs of oral surgeons, clinicians and their patients. Our core services include designing, manufacturing and distributing a comprehensive portfolio of dental implant systems, biomaterial solutions and digital dentistry solutions. These categories are highly complementary and essential to providing complete end-to-end implant-based tooth replacement solutions.

Dental implant systems. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental prosthetic products are aimed at providing aesthetic and functional restoration to resemble the original teeth, and dental regenerative products are for soft tissue and bone rehabilitation. Our products and solutions are utilized in oral surgery centers, dental service organizations (“DSOs”) and dental offices by oral surgeons and dental clinicians to provide patients with aesthetic and functional restoration to resemble the original teeth. We also service the clinician community by offering a variety of solutions to their dental laboratory partners. We offer a comprehensive line of dental implant systems, prosthetic and abutment products, and surgical instrumentation and kits to address a wide range of clinical needs and indications. Our implant system portfolio encompasses tissue-level and bone-level implants, in a variety of surfaces, shapes, sizes and widths, to provide a full range of solutions for restoring the tooth’s natural appearance and function.

We also offer advanced, patient-specific restorative solutions. We design and market our patient-specific abutments, bars, implant bridges and hybrid restorations under the BellaTek® brand. Our BellaTek abutments are precisely fabricated and exclusively designed to match each patient’s tooth anatomy and produce a natural emergence profile through the soft tissue. Our BellaTek-related workflows leverage our Encode® Impression System, which reduces the need for implant level impressions and simplifies the treatment process for patients, surgeons and restorative clinicians.

The key products in our dental implant systems portfolio consist of the following:

•
Tapered Screw-Vent® (TSV®) Implant System
•
T3® Implant System
•
OSSEOTITE®
•
Trabecular Metal®
•
3.1mmD Eztetic®
•
Spline®
•
SwissPlus®
•
BellaTek System
•
GenTek™ System
•
Encode Healing Abutment / Impression System

Biomaterial solutions. Our implant portfolio is complemented by our robust line of biomaterial solutions that are used for soft tissue and bone rehabilitation, and can help build sufficient bone necessary for dental implant surgery utilizing bone grafting techniques. We offer a comprehensive line of biologic products for soft tissue and bone rehabilitation. Our portfolio includes bone grafts, barrier membranes and collagen wound care products. The key products in our biomaterial solutions portfolio consist of the following:

•
Puros Allografts
•
RegenerOss Allografts

•
Xenograft Substitutes
•
Synthetic Bone Graft Substitutes
•
Barrier Membranes
•
Collagen Wound Care

Digital dentistry solutions. Digital dentistry is a growing category of the dental market, and we offer a full suite of digital dentistry solutions and workflows that are designed to work together with our dental implant systems to deliver fully integrated, end-to-end implant-based tooth replacement solutions, as well as full-arch restoration solutions for oral surgeons, clinicians and dental laboratories. Our comprehensive range of solutions includes virtual treatment planning services, guided surgery solutions, CAD/CAM workflow systems and intra-oral scanners. These products and solutions were designed to work together with our dental implant systems to deliver long-term esthetic and physical integrity that patients demand.

Additionally, we offer web-based treatment planning and surgery guide design through our Implant Concierge® service. Implant Concierge provides dental specialists, general practitioners, DSOs and dental laboratories with high quality implant planning, 3D-printed surgical guides and surgery-ready products for all major competitive implant systems. For cases that specify one of our implant systems, we offer SmileZ Today™, a just-in-time personalized supply chain solution delivering all the components necessary for a surgical case.

We offer a comprehensive portfolio of intraoral scanners that enables multiple digital workflows and efficient collaboration between dental professionals.

Our key digital dentistry solutions consist of the following:

•
SmileZ Today
•
Intraoral Scanners
•
RealGUIDE

Spine

Our core services include designing, manufacturing and distributing a full suite of spinal surgery solutions to treat patients with back or neck pain caused by degenerative conditions, deformities, tumors or traumatic injury of the spine. Our comprehensive portfolio includes implants, instrumentation, biologics and bone healing technologies. We also offer differentiated, motion preserving products in our spine portfolio, including the Mobi-C® Cervical Disc and The Tether™ Vertebral Body Tethering system. We have partnered with Brainlab to achieve compatibility between its Spine and Trauma Navigation technologies and our Vital™ and Virage® spinal fixation systems to help surgeons plan and execute spinal procedures, accurately place pedicle screws and minimize radiation exposure. Our products are utilized in hospitals and surgery centers for open and MIS settings for the cervical, thoracic and lumbar spine, and our portfolio is organized into three primary product categories: core and complex solutions; MIS solutions; and motion preservation solutions.

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
PrimaGen Advanced™ Allograft
•
Puros Allograft System

MIS solutions. Our MIS solutions portfolio delivers implant and instrumentation systems specifically designed to support MIS approaches. These procedural solutions are intended to optimize surgeon workflows and provide patients the clinical benefits that may be associated with shorter and less-invasive procedures. The key products in our MIS solutions portfolio consist of the following:

•
Vital MIS
•
Timberline®

Motion preservation solutions. Our motion preservation portfolio offers non-fusion alternatives where either mobility for cervical disc replacement or growth modulation for anterior vertebral body tethering ("AVBT") are important objectives with clinically established patient benefits. The key products in our motion preservation solutions portfolio consist of the following:

•
Mobi-C
•
The Tether

Sales and Distribution

We utilize a global network of directly-employed sales representatives, independent sales agents and exclusive distributors to market our products in 70 countries in North America, Europe, Latin America and Asia. As of December 31, 2023, we had approximately 1,100 employees focusing on sales, marketing and key commercialization activities.

Dental – We sell dental implant systems, biomaterials and digital dentistry solutions primarily through direct sales, although we utilize third-party distributor partners in smaller geographies. Our typical customers and end-users of our products include oral surgeons, dental specialists, general dentists, dental laboratories and other dental organizations, including DSOs, as well as educational, medical and governmental entities and third-party distributors.

Spine – We sell our spine implants, instruments, devices and services primarily through independent sales agents in the United States ("U.S."), and a combination of directly-employed sales representatives, independent sales agents and exclusive distributors internationally. In the U.S., each member of our sales team is responsible for a defined territory, and independent sales agents act as our sole representative in their respective territories. The determination of whether to engage an independent sales agent is made on a territory-by-territory basis, with a focus on aligning the sales team’s objectives with local surgeons’ needs. Our customers include spine surgeons and hospital and ambulatory surgical center ("ASC") administrators.

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

Research and Development

We engage in significant R&D activities for both our dental and spine products and solutions for the purpose of developing new product offerings to meet customer needs, as well as to improve upon our existing portfolio.

Our development efforts focus on high growth submarkets that we believe will help augment our existing portfolio and drive future growth. For dental products and solutions, we focus on developing new implant technologies, biomaterials and digital dentistry solutions to improve surgeon and clinician efficiency and patient outcomes. Similarly, for spine products and solutions, we seek to introduce enabling technologies as the market shifts to MIS and surgeons and providers seek additional offerings for workflow enhancement. Our R&D organization maintains an extensive network of relationships with surgeons, clinicians, key opinion leaders and other leading healthcare professionals in dental and spine. The purpose of these collaborative interactions is to assist us in delivering meaningful clinical and economic benefits across all of our new offerings. By partnering with these field experts, we develop products that specifically address unmet surgeon, oral surgeon and dental clinician and patient needs. The efficient development and commercialization of new products and technologies remains key to our core strategy and continues to be an important growth driver for the business.

We leverage our research activities to identify innovative technologies in both the dental and spine markets. In addition to our internal development efforts, we may at times seek to expand our portfolio of offerings through inorganic means, such as acquiring complementary products or businesses, establishing technology licensing arrangements or forming strategic alliances. We intend to further broaden our offerings in select product categories, and with the help of key partners, we are exploring the potential of advanced technologies, including mixed-reality, artificial intelligence and machine learning, all of which have possible applications in multiple areas of our business.

Our primary R&D facilities are located in the U.S., in Florida and Colorado. We have additional R&D personnel based in France and other international locations. As of December 31, 2023, we employed approximately 140 R&D individuals worldwide. For the years ended December 31, 2023, 2022 and 2021, we incurred R&D expenses for continuing operations of $26.2 million, $31.1 million and $27.3 million, respectively.

Intellectual Property

Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information. Although our intellectual property in aggregate is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. We own or control through licensing arrangements over 2,100 issued patents and patent applications throughout the world that relate to aspects of the technology incorporated in many of our products. See Part I, Item 1A, "Risk Factors” of this Annual Report for a discussion of risks related to our intellectual property.

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

Minor deviations in our manufacturing or logistical processes, unpredictability of a product’s regulatory or commercial success or failure, the lead time necessary to construct highly technical and complex manufacturing sites and shifting customer demand increase the potential for capacity imbalances. See Part I, Item 1A, “Risk Factors” of this Annual Report for a further discussion of risks relating to the materials used in our operations and our manufacturing process and supply chain.

Competition

The dental and spine markets in which we conduct our business, and the medical technology industry in general, are highly competitive and subject to change. The industry is affected by the introduction of new products and technologies and other market activities of industry participants. Our competitors include other global medical technology companies and pure-play dental and spine companies, as well as academic institutions and other public and private research organizations that conduct research, seek patent protection and establish arrangements for commercializing products that will compete with our products. Our dental business competes primarily with The Straumann Group, Dentsply Sirona Inc., Nobel Biocare Services AG (part of Envista Holdings Corporation), Henry Schein, Inc. and Geistlich Pharma AG. Our spine business competes primarily with the spinal and biologic businesses of Medtronic plc, the DePuy Synthes Companies (part of the Johnson & Johnson Medical Devices group), Stryker Corporation, Globus Medical, Inc. and NuVasive, Inc. (part of Globus Medical, Inc.).

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

Human Capital

Workforce Composition

As of December 31, 2023, we had approximately 2,600 employees worldwide, approximately 1,300 of which were located within the U.S. and the rest of which were located primarily throughout Europe and Asia. Employees of our wholly-owned subsidiaries based in Spain, France, Germany, Switzerland, Austria and the Netherlands are covered by Works Councils. In addition to our employees, we partner with independent sales representatives and independent distributors who sell our products in the U.S. and internationally.

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

Compensation and Benefits

We offer competitive compensation and benefit packages, supporting our employees as they help to drive our mission. At ZimVie, we believe everyone deserves to feel better, healthier and stronger. We create solutions to help people enjoy and experience life, and we know that starts with the health and well-being of our employees. Our compensation and benefits packages may include competitive base or hourly pay, overtime pay, annual incentive and bonus opportunities, long-term incentive opportunities, healthcare and retirement benefits, paid time off and sick leave, paid family care and parental leave, company holidays and well-being breaks, flexible work schedules, remote working opportunities, tuition reimbursement and an employee assistance program.

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

Community

Our employees and sales representatives have a long history of providing support and care to our communities, donating time, resources and funds to local causes. In addition, we support medical research and education and charitable and philanthropic endeavors. We believe in giving back, and we also believe it is important to operate in a socially responsible manner.

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

Human Capital Governance

Our Board of Directors ("Board"), or the Compensation Committee of the Board at the direction of the Board, is responsible for the periodic review and monitoring of our policies and strategies related to human capital management, including employment practices, compensation practices, benefit programs, employee development and retention programs, organizational culture matters and diversity, equity and inclusion programs. Management also works closely with the Compensation Committee of our Board to establish goals, objectives and metrics in connection with the design and funding of the annual bonus opportunity for our employees.

Seasonality

Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the early months of the year and can increase at the end of the year once annual deductibles have been met on health insurance plans. Additionally, with sales to customers where title to product passes upon shipment, these customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales. These typical seasonal patterns have been disrupted from time to time during the height of the COVID-19 global pandemic, resurgences and related effects.

Government Regulation and Compliance

Our operations, products and customers are subject to extensive government regulation by numerous government agencies, both within and outside the U.S. Our global regulatory environment is increasingly stringent, unpredictable and complex. There is a global trend toward increased regulatory activity related to medical products.

Our quality management system is based upon the requirements of International Organization for Standardization ("ISO") 13485, the QSR, the EU MDR (each as defined below) and other applicable regulations for the markets in which we sell. Our principal manufacturing sites are certified to ISO 13485 and MDSAP (the Medical Device Single Audit Program) and audited at regular intervals.

U.S. Food and Drug Administration Regulation, Pre-Market Clearance and Post-Market Surveillance for Medical Devices

In the U.S., numerous laws and regulations govern all the processes by which our products are brought to market. These include, among others, the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations issued or promulgated thereunder. The U.S. Food and Drug Administration ("FDA") has enacted regulations that control all aspects of the development, manufacture, advertising, promotion and post-market surveillance of medical products, including medical devices. In addition, the FDA controls the access of products to market through processes designed to ensure that only products that are safe and effective are made available to the public.

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

Other devices we develop and market are in a category (class) for which the FDA has implemented stringent clinical investigation and pre-market approval ("PMA") requirements. The PMA process requires us to provide clinical and laboratory data that establishes that the new medical device is safe and effective. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA application constitute valid scientific evidence and there is reasonable assurance that the device is safe and effective for its intended use(s).

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the FDA for compliance with its quality system regulations (“QSR”), among other FDA requirements, such as requirements for advertising and promotion of our devices. Our manufacturing operations, and those of our third-party manufacturers, are required to comply with the

QSR, which addresses a company’s responsibility for product design, testing and manufacturing quality assurance and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products and is also necessary for distributing in the U.S. certain devices exempt from FDA clearance and approval requirements. The FDA conducts announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue inspectional observations on Form 483 that would necessitate prompt corrective action. If FDA inspectional observations are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, such as a ceasing of operations, of one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us. The FDA may also recommend prosecution to the U.S. Department of Justice (“DOJ”). Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations. There were no observations during 2023 FDA inspections.

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

International

In many of the countries in which our products are sold, we are subject to supranational, national, regional and local regulations affecting, among other things, the development, design, manufacturing, product standards, packaging, advertising, promotion, labeling, marketing and postmarket surveillance of medical products, including medical devices. In the European Union ("EU"), a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE (an acronym for the French “Conformité Européene”) Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. In 2017, the European Commission published changes to the requirements for both approval of devices and the surveillance activities required, including postmarket surveillance, under a regulation known as the Medical Device Requirements (EU) 2017/745 and (EU) 2017/746 (“MDR”). The regulation provided an implementation period and became effective on May 26, 2021, requiring all new or significantly changed devices placed on the market to comply with these requirements. In March 2023, the EU Parliament voted to extend the MDR transition period. The extension postpones the original May 26, 2024 deadline until 2027 allowing for a longer transition period for legacy devices (devices approved under the prior requirements, known as Directive 93/42/EEC before May 26, 2021) in order to ensure the continued support of patients while manufacturers generate the test data and technical documentation necessary to meet the new requirements. Legacy devices may continue to be distributed through December 2027 and December 2028 based on device classification, subject to requirements of the issued guidance.

Other Healthcare Laws

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

Commercial Compliance

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

Data Privacy

In addition, we are subject to federal, state and international data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of health-related and other personal information. The FDA issued final guidance in September 2023 to which we may be subject concerning data security for medical devices.

In addition, certain of our affiliates are subject to privacy, security and breach notification regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA governs the use, disclosure and security of protected health information by HIPAA “covered entities” and their “business associates.” On December 10, 2020, HHS issued a Notice of Proposed Rulemaking (“NPR”) to modify the HIPAA privacy rule. The proposed modifications would remove communication barriers between providers and health plans, allow individuals more access to their health information and impose new requirements on entities that receive patient data requests. The comment period for the NPR expired on May 6, 2021, and as of February 20, 2024, HHS has not yet issued a Notice of Final Rulemaking. Separately, HHS issued its final rule implementing “information blocking penalties” in June 2023. We will continue to monitor both the NPR and enforcement of the “information blocking” rule to assess their impact on the use of data in our business.

Further, a number of U.S. states have enacted data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of personal information. For example, the California Privacy Protection Agency (“CPPA”) adopted new regulations implementing the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA imposes detailed obligations on businesses with respect to collection, processing, and disclosure of consumer personal information, including personal information of employees, job applicants, and business contacts, and provides a private right of action. Aside from the CCPA, comprehensive privacy legislation in Virginia, Colorado, Connecticut, and Utah went into effect in 2023. Colorado adopted detailed regulations implementing the Colorado Privacy Act that became effective in July 2023, and multiple other states adopted new comprehensive privacy legislation, including Delaware, Indiana, Iowa, Montana, Oregon, Tennessee, and Texas, which will become effective between 2024 and 2026.

In addition to those consumer data protection laws, 2023 brought substantial changes with respect to non-HIPAA covered consumer health data. In particular, the Federal Trade Commission (“FTC”) brought three enforcement actions relating to collection and disclosure of non-HIPAA covered health information under Section 5 of the FTC Act, two of which also alleged violations of the FTC’s Health Breach Notification Rule (“HBNR”). Further, Washington and Nevada adopted significant new legislation relating to consumer health data, and Connecticut incorporated provisions related to consumer health data into Connecticut’s Data Privacy Act. Notably, Washington and Nevada have restrictive provisions regarding collection and disclosure of consumer health data, and Washington provides a private right of action.

Outside of the U.S., data protection laws, including the General Data Protection Regulation (“GDPR”) in Europe and the Lei Geral de Proteção de Dados in Brazil, also apply to our operations in those countries in which we provide services to customers. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer personal data regarding persons in the EU, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations. Governmental authorities around the world have enacted similar types of legislative and regulatory requirements concerning data protection, and additional governments are considering similar legal frameworks.

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

Third-Party Reimbursement

We expect that sales volumes and prices of our products and services will continue to be largely dependent on the availability of reimbursement from third-party payors, such as governmental programs like Medicare and Medicaid, private insurance plans, accountable care organizations and managed care programs. Reimbursement is contingent on established coding for a given procedure, favorable coverage of the codes by the third-party payors and adequate payment for the resources used.

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

However, certain carriers, large and small, may have policies significantly limiting coverage of AVBT, intervertebral biomechanical devices, certain morselized allografts, and/or other procedures, products or services that we offer. We will continue to provide resources to patients, surgeons, hospitals and insurers in order to ensure patient access to care and clarity regarding reimbursement and will work to reverse non-coverage policies. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior and reimbursement for physician services. We cannot offer definitive time frames or final outcomes regarding reversal of the coverage-limiting policies, as the process is dictated by the third-party insurance providers. For a discussion of these risks, please see Part I, Item 1A, “Risk Factors” of this Annual Report.

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

Overall escalating costs of medical products and services has led to, and is expected to continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payors will not adversely affect the demand for our products and services or our ability to sell these products and services on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition. For a discussion of these risks, please see Part I, Item 1A, “Risk Factors” of this Annual Report.

Information About Our Executive Officers

The following table sets forth certain information with respect to our executive officers as of February 28, 2024.

Name	Age	Position
Vafa Jamali	54	President, Chief Executive Officer and Director
Richard Heppenstall	53	Executive Vice President, Chief Financial Officer and Treasurer
Rebecca Whitney	47	Senior Vice President and President, Global Spine
Indraneel Kanaglekar	46	Senior Vice President and President, Global Dental
Heather Kidwell	55	Senior Vice President, Chief Legal, Compliance and Human Resources Officer and Corporate Secretary

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

Mr. Heppenstall was appointed Executive Vice President and Chief Financial Officer of ZimVie in September 2021. He was further appointed Treasurer of ZimVie in January 2022. Previously, Mr. Heppenstall served as Chief Financial Officer of Breg, Inc., a global manufacturer and solutions provider of orthopedic braces, cold therapy and other medical equipment, from April 2019 to September 2021. Before joining Breg, Inc., he served as Senior Vice President, Finance and Treasury of Orthofix Medical Inc., a global medical device company focused on musculoskeletal products and therapies, from May 2015 to April 2019. Prior to that, Mr. Heppenstall held senior leadership roles at Solera Holdings, Inc., Flowserve Corporation and CooperVision, Inc. He holds a Bachelor of Arts in Economics from the University of California, Irvine and an MBA from Santa Clara University.

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

Available Information

Our internet address is www.zimvie.com. We routinely post important information for investors on our website in the “Investor Relations” section, which may be accessed at https://investor.zimvie.com. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, filings with the U.S. Securities and Exchange Commission ("SEC"), public conference calls, presentations and webcasts. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, free of charge, including:

•
our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;
•
our Environmental, Social and Governance Report;
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

Risks Related to the Pending Sale of Our Spine Business

The pending sale of our spine business (the “Pending Transaction”) is subject to various risks, uncertainties and conditions and may not be completed on the terms or timeline currently contemplated, if at all.

On December 15, 2023, we entered into a definitive agreement to sell our spine business to an affiliate of H.I.G. Capital for $375 million in total consideration, comprised of $315 million in cash, subject to certain customary adjustments as set forth in the agreement, and $60 million in the form of a promissory note that will accrue interest at a rate of 10% per annum, compounded semi-annually, payable in kind. The definitive agreement provides that completion of the Pending Transaction is subject to the satisfaction of standard closing conditions, including, among other things, obtaining certain required regulatory approvals. The Pending Transaction is expected to close in the first half of 2024. There can be no assurance regarding the ultimate timing of the Pending Transaction or that the Pending Transaction will be completed. Unanticipated developments could delay, prevent or otherwise adversely affect the Pending Transaction, including but not limited to potential problems or delays in obtaining various regulatory approvals. Further, even if the Pending Transaction is completed, there can be no assurance that the promissory note will be paid on time, or at all.

During the period leading to the closing of the Pending Transaction, and whether or not the Pending Transaction is completed, the ongoing businesses may be adversely affected, including as a result of one or more of the following:

•
the diversion of management’s attention from operating and growing the business as a result of the time and effort required to execute the Pending Transaction;
•
expenses incurred in connection with the Pending Transaction, including legal, professional advisory and consulting fees to complete the sale and separation of the legal entities and business processes;
•
challenges in separating the businesses, including separating the assets and liabilities, infrastructure and personnel, potentially resulting in delays and additional costs in achieving the completion of the Pending Transaction;
•
disruptions to and potential adverse impacts on relationships with suppliers, customers, and others with whom we do business;
•
uncertainty among key employees concerning their future with ZimVie or the buyer of the spine business, leading to potential distraction, as well as potential difficulty in attracting, retaining, or motivating key employees during the pendency of the Pending Transaction and following its completion; and
•
potential negative reactions from the financial markets if we fail to complete the Pending Transaction as currently expected.

We may be unable to achieve some or all of the strategic and financial benefits that we expect to achieve from the Pending Transaction.

We expect to use the net proceeds from the Pending Transactions to repay debt and invest in our dental business. Upon completion of the Pending Transaction, we expect to drive growth and shareholder value as a pure-play dental company with a leading product portfolio.

The anticipated operational, financial, strategic and other benefits may not be achieved upon completion of the Pending Transaction and could have an adverse impact on our business, financial condition and results of operations. The anticipated benefits are based on a number of assumptions, some of which may prove incorrect, and could be affected by a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and the other risks described in these risk factors.

If the Pending Transaction is completed, we will be a smaller, less diversified company than as we exist today.

The Pending Transaction will result in us being a smaller, less diversified company that is significantly more reliant on our remaining dental business. As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition, and results of operation. The diversification of revenues, costs and cash flows will diminish as a result of the Pending Transaction, such that our results of operations, cash flows, working capital, and effective tax rate may be subject to increased volatility and our ability to fund capital expenditures, investments and service debt may be diminished. If the Pending Transaction is completed, we will incur ongoing costs that were previously allocated to the spine business. Those costs may exceed our estimates and could diminish the benefits we expect to realize from the Pending Transaction.

Risks Related to Our Business, Operations and Strategy

Interruption of our manufacturing operations could adversely affect our business, financial condition and results of operations.

We and our third-party manufacturers have manufacturing sites in multiple countries around the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or more plants. Damage to one or more of these facilities from weather or natural disaster-related events, vulnerabilities in technology, cyber-attacks against our information systems or the information systems of our business partners (such as ransomware attacks), or issues in manufacturing arising from a failure to follow specific protocols and procedures, compliance concerns relating to the FDA QSR (21 CFR Part 820) and Good Manufacturing Practice requirements, equipment breakdown or malfunction, reductions in operations and/or worker absences due to health epidemics, or other factors could adversely affect the ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products or to meet customer demand. In the event of a significant interruption, for example, as a result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to the need for regulatory approvals. As a result, we may experience loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our business, financial condition and results of operations.

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

In addition, many of our products require sterilization prior to sale, and we utilize contract sterilizers to perform this service. To the extent our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including federal and state regulations on the use of ethylene oxide, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition.

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

Our restructuring and other cost reduction initiatives may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring initiatives.

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint, and in the fourth quarter of 2022, we approved a plan to exit our spine business in China following an unsuccessful bid in the national volume-based procurement program. In April 2023, we initiated restructuring activities to better position our organization for future success based on the current business environment. In July 2023, we continued these activities and took additional actions. Restructuring initiatives involve complex plans and actions that may include, or result in, workforce reductions, global plant closures and/or consolidations, product portfolio rationalizations and asset impairments. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiencies during transitional periods. Restructuring initiatives present significant risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring programs, as well as management distraction. For more information on our restructuring programs, see Note 18 to our consolidated financial statements included in Part II, Item 8 of this Annual Report. If we fail to achieve some or all of the expected benefits of our restructuring and other cost reduction initiatives, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

If we are not able to effectively demonstrate to surgeons, dentists and hospitals the value proposition of our products and procedural solutions, or if surgeons, dentists and hospitals adopt competing products, our sales could significantly decrease or fail to increase, which could adversely impact our results of operations and cash flow. In addition, we believe recommendations and support of our offerings by influential surgeons, dentists and other key opinion leaders are essential for market acceptance and adoption. If we are not successful in obtaining such support, surgeons, dentists and hospitals may not use our products and solutions, and we may not achieve expected results of operations.

If we fail to retain the employees and the independent agents and distributors upon whom we rely to market our products, customers may not buy our products and our results of operations may decline.

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

If we do not introduce new products in a timely manner, our products may become obsolete over time, customers may not buy our products and our results of operations may decline.

Demand for our products may change, in certain cases, in ways we may not anticipate because of:

•
evolving customer needs;
•
changing demographics;
•
slowing industry growth rates;
•
declines in the dental implant and spine markets;
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

Moreover, innovations generally require a substantial investment in R&D before we can determine their commercial viability, and we may not have the financial resources necessary to fund production. In addition, even if we can successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

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

We have also experienced downward pressure on product pricing and other effects of healthcare reform in our international markets. For example, China has implemented a volume-based procurement ("VBP") program designed to decrease prices for medical devices and other products, and we were not successful in our related bids. For more information about the impact of China VBP, please see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.

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

Disruptions to our business from implementation of our new enterprise resource planning systems adversely impacted our operating results in 2022, and similar disruptions in 2024 or later years could have a material adverse impact on our business, results of operations, financial condition or cash flows.

In connection with our separation from Zimmer Biomet, we had to implement separate information systems and applications, and these information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. Beginning in 2022, we have been implementing new enterprise resource planning (“ERP”) software systems in several countries outside the United States that replaced certain existing business, operational, and financial processes and systems, and we have plans to continue to implement new ERP systems globally in 2024 and 2025. These ERP implementation projects and other information technology ("IT") systems projects have required, and we expect them to continue to require, investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. As a result of these ERP implementation projects and other IT systems projects, we have experienced difficulties with changes in business processes that have disrupted our operations, and we may continue to experience such disruptions. Delays in integration and/or disruptions to our business from implementation of new or upgraded systems adversely impacted our operating results in 2022 and similar delays and/or disruptions could have a material adverse impact on our financial condition, operating results, and our ability to accurately report our financial condition, operating results or cash flows.

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

Public health crises have had, and may continue to have, an adverse effect on certain aspects of our business, results of operations, financial condition, and cash flows. The nature and extent of future impacts are highly uncertain and unpredictable.

Our global operations and interactions with healthcare systems, providers and patients around the world expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. In particular, the preventative and precautionary measures that we and other businesses, communities, and governments have taken and may take to mitigate the spread of the disease have led to restrictions on, and disruptions in, business and personal activities in certain countries and regions. These restrictions have reduced customer demand for certain of our products. We expect medical procedure rates to continue to vary by therapy and country, and could be impacted by regional COVID-19 case volumes, healthcare system staffing shortages and supply chain issues that affect their ability to provide care, patients’ ability or willingness to schedule deferrable procedures, travel restrictions, transportation limitations, quarantine restrictions, vaccine and booster immunization rates, and new COVID-19 variants.

Together with the preventative and precautionary measures being taken, as well as the corresponding need to adapt to new and improved methods of conducting business, COVID-19 has had, and may again have, an adverse impact on certain aspects of our Company and business, including the demand for and supply of certain of our products, operations, supply chains and distribution systems, and our ability to generate cash flow. Some of our products are more sensitive to reductions in deferrable and emergent medical procedures, and certain medical procedures have been and may again be suspended or postponed. It is not possible to predict the timing of deferrable medical procedures and, to the extent individuals and hospital systems de-prioritize, delay or cancel these procedures, our business, results of operations, financial condition, and cash flows could continue to be negatively affected.

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

In connection with our separation from Zimmer Biomet, we entered into and borrowed $595.0 million under a term loan facility and entered into a $175.0 million revolving credit facility. As of December 31, 2023, $511.9 million was outstanding on the term loan, and there were no outstanding borrowings under the revolving credit facility. The term loan bears interest at the adjusted term secured overnight financing rate (“SOFR”) plus an applicable margin of 1.50% to 1.75% based on our consolidated total net leverage ratio. We may also incur additional indebtedness in the future.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect or obtain any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The instruments that govern our indebtedness may restrict our ability to dispose of assets and may restrict the use of proceeds from those dispositions. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially adversely affect our business, financial condition and results of operations and our ability to satisfy our obligations under our indebtedness.

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

We are exposed to risks of excess and obsolete inventory and we may not realize the expected benefits of our working capital management strategies, which may adversely impact our cash flow and liquidity and require us to incur additional charges.

Maintaining optimal inventory levels and working capital is important to our business. In the years ended December 31, 2023, 2022 and 2021, we incurred charges for excess and obsolete inventory for continuing operations of $0.7 million, $3.1 million and $2.9 million, respectively. We have implemented working capital management strategies designed to, among other things, improve forecast accuracy, optimize inventory levels, and reduce days sales outstanding, which may result in additional charges for excess and obsolete inventory. Further, our inventory optimization efforts involve estimates and assumptions of various matters, including future demand, and our projections related to inventory levels may prove inaccurate. If we do not realize the expected benefits of our working capital management strategies, or if we are unable to accurately forecast demand and manage our inventory, our cash flow and liquidity may be adversely impacted, and we may be required to incur additional charges.

We are subject to risks arising from currency exchange rate fluctuations, which can increase our costs, cause our results of operations to decline and expose us to counterparty risks.

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

Changes in the tax laws of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the “base erosion and profit shifting” project undertaken by the Organization for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles, which impact companies with at least 750 million Euro in consolidated revenues.

Future material impairments in the carrying value of our long-lived or intangible assets, including goodwill, would negatively affect our operating results.

Goodwill and intangible assets represent a significant portion of our assets. As of December 31, 2023, we had $262.1 million in goodwill and $114.4 million of intangible assets for continuing operations. The goodwill results from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired. Currently, only our dental reporting unit has goodwill. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. If the operating performance of our reporting units and asset groups fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions or future cash flow estimates for our reporting units decline, we could be required to record additional impairment charges for goodwill and intangible assets. Any write-off of a material portion of our goodwill or unamortized intangible assets would negatively affect our results of operations. We performed an analysis of our spine business in December 2023 on a held-for-sale basis. The fair value of consideration to be received upon closure of the transaction was less than the carrying value of the spine net assets, resulting in a write-down of $289.5 million recorded in December 2023.

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

Global Operational Risks

We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks and may cause our results of operations to decline due to increased costs.

Our continuing operations sell products in 70 countries and derived approximately 41% of our net sales in 2023 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to risks and potential costs, including:

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

If there is a slowdown in the global economy or in any of the markets we serve for a significant period, if there is significant deterioration in the global economy or such markets, if there is instability in global capital and credit markets or if any improvements in the global economy do not benefit the markets we serve, our business, results of operations and financial condition could be adversely affected.

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

Our products and operations are also often subject to the rules of industrial standards bodies, such as the ISO. If we fail to adequately address any of these rules, our business could be harmed.

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

We are subject to federal, state and foreign data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of health-related and other personal information. The FDA issued final guidance in September 2023 to which we may be subject concerning data security for medical devices. In addition, certain of our affiliates are subject to privacy, security and breach notification regulations promulgated under HIPAA. HIPAA governs the use, disclosure and security of protected health information by HIPAA “covered entities” and their “business associates.” HHS (through the Office for Civil Rights) has direct enforcement authority over covered entities and business associates with regard to compliance with HIPAA regulations. There are also federal and state laws and enforcement actions with respect to non-HIPAA covered consumer health data.

Further, a number of U.S. states have enacted data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of personal information, such as social security numbers, medical and financial information and other personal information. These laws and regulations may be more restrictive and not preempted by U.S. federal laws. Outside of the U.S., data protection laws, including the EU GDPR in Europe and the Lei Geral de Proteção de Dados in Brazil, also apply to our operations in those countries in which we provide services to our customers. Legal requirements in countries outside the U.S. relating to the collection, storage, processing and transfer of personal data continue to evolve. These laws and other requirements may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

For additional information about these laws and regulations, see Part I, Item 1. “Business – Government Regulation and Compliance.”

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with any additional requirements. In addition, new and more stringent multinational, national and state privacy legislation and regulations may be adopted in 2024 and beyond. We cannot predict all the jurisdictions in which new legislation, regulation or enforcement might arise, the scope of such legislation, regulation and enforcement, or the potential impact to our business and operations of any such changes. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties and injunctive relief), private litigation and/or adverse publicity and could have a material adverse impact on our business, financial condition or results of operations.

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

Like other multinational corporations, we have experienced a few successful phishing attempts via email that were detected and quickly mitigated. We expect to experience similar phishing campaigns in the future, which may be more difficult and costly to address and mitigate. We and our third-party business partners, along with other corporations, could be subjected to other cyber-threats, including state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. Our incident response efforts, business continuity procedures and disaster recovery planning may not be sufficient for all eventualities. If we or our third-party business partners fail to maintain or protect our information systems and data integrity effectively, we could:

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
•
suffer other adverse consequences.

Cyber-attack attempts are becoming more frequent and sophisticated. Therefore, despite our efforts, we cannot assure that cyber-attacks or data breaches will not occur or that systems issues will not arise in the future. Any significant breakdown, intrusion, breach, interruption, corruption or destruction of these systems could have a material adverse effect on our business and reputation and could materially adversely affect our results of operations and financial condition.

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

These changes, as well as other impacts from market demand, government regulations, third-party coverage and reimbursement policies and societal pressures, have started changing the way healthcare is delivered, reimbursed and funded and may cause participants in the healthcare industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products and services, reduce the amounts of reimbursement and funding available for our products and services from governmental agencies or third-party payors, heighten clinical data requirements, reduce the volume of medical procedures that use our products and services, affect the acceptance rate of new technologies and products and increase our compliance and other costs. In addition, we may be excluded from important market segments or unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts, they may be on terms that negatively affect our current or future results of operations. All of the factors described above could adversely affect our business, results of operations and financial condition.

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

Notwithstanding receipt of the IRS private letter ruling and the opinion of tax advisors, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions, or undertakings upon which the IRS private letter ruling or the opinion were based are false or have been violated. In addition, neither the IRS private letter ruling nor the opinion address all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. Further, the opinion of tax advisors represents the judgment of such tax advisors and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion. Accordingly, notwithstanding receipt by Zimmer Biomet of the IRS private letter ruling and the opinion of tax advisors, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail in such challenge, Zimmer Biomet, we and Zimmer Biomet stockholders could be subject to significant U.S. federal income tax liability.

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

In connection with the separation and prior to the distribution, we and Zimmer Biomet entered into a separation agreement and various other agreements, including a transition services agreement, a tax matters agreement, an intellectual property matters agreement, a transitional trademark license agreement, a transition manufacturing and supply agreement and a reverse transition manufacturing and supply agreement. The separation agreement, the tax matters agreement, the intellectual property matters agreement and the transitional trademark license agreement determine the allocation of assets, rights and liabilities between the companies following the separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services by Zimmer Biomet for the benefit of us for a limited period of time after the separation. Additionally, we are manufacturing certain products for Zimmer Biomet on a transitional basis and Zimmer Biomet is manufacturing certain products for us. We rely on Zimmer Biomet to satisfy its obligations under these agreements. If Zimmer Biomet is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. Upon expiration of the transition services agreement, the transition manufacturing and supply agreement and the reverse transition manufacturing and supply agreement, each of the services that are covered in such agreements will have to be provided internally or by third parties. If we do not have agreements with other providers of these services once certain transaction agreements expire or terminate, we may not be able to operate our business effectively, which may have a material adverse effect on our financial position, results of operations and cash flows.

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

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with this Annual Report, our independent registered public accounting firm is required to express an opinion as to the effectiveness of our internal control over financial reporting.

The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our common stock could decrease significantly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures and processes that are designed to safeguard our information systems and to assess, identify and manage material risks from cybersecurity threats.

Managing Material Risks and Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework. This integration ensures that cybersecurity considerations are an integral part of our overall risk management system and processes. In addition, our risk management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engaging Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we engage a range of external experts, including cybersecurity assessors, consultants and auditors to evaluate and test our systems and to advise us on cybersecurity risk management processes. These relationships enable us to leverage specialized knowledge and insights, in an effort to keep our cybersecurity strategies and processes at the forefront of industry best practices. Our collaboration with these third parties includes regular audits, threat assessments and consultation on security enhancements.

Overseeing Third-party Risk

We have implemented processes to oversee and manage risks from cybersecurity threats associated with third-party service providers. We conduct security requirements assessments of third-party providers before engagement and maintain ongoing monitoring for compliance with our cybersecurity requirements. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

To date, we have not experienced any cybersecurity incidents that have materially affected our business strategy, results of operations or financial condition. However, we are subject to risks from cybersecurity threats that could have that effect, as further described in Item 1A "Risk Factors" of this Annual Report.

Governance

Our Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats and has established robust processes to oversee such risks.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and has been delegated responsibility for assessing and managing such risks. The Audit Committee members have diverse expertise in risk management, technology and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk and Reporting to the Board of Directors

Our Chief Information Officer (“CIO”) and Chief Executive Officer (“CEO”) play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee at their meetings on a regular basis. These briefings encompass a broad range of topics, including:

•
current cybersecurity landscape and emerging threats;
•
status of ongoing cybersecurity initiatives and strategies;
•
incident reports and learnings from any cybersecurity events; and
•
compliance with regulatory requirements and industry standards.

In addition to the scheduled meetings, the Audit Committee, CIO and CEO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives. In addition, the Audit Committee conducts an annual review of our cybersecurity posture and the effectiveness of our risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Cybersecurity Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Director of IT Security, reporting to the CIO. Our Director of IT Security oversees our cybersecurity program, tests our compliance with standards, remediates known risks and leads our employee security training program. With over 25 years of experience in the field of cybersecurity, our Director of IT Security brings a wealth of expertise to the role, including extensive experience as an enterprise head of security and recognition within the industry. Our Director of IT Security provides in-depth knowledge and experience, which is instrumental in developing and executing our cybersecurity strategies.

Monitoring Cybersecurity Incidents

Our Director of IT Security implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we have in place a detailed incident response plan. This plan includes immediate actions designed to mitigate the impact and long-term strategies for remediation and prevention of future incidents. In addition, our Director of IT Security is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition assists in the prevention, detection, mitigation and remediation of cybersecurity incidents.

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

For additional information related to our contingencies, see Note 16 to our consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Market Information

Our common shares began "when issued" trading on the Nasdaq Global Select Market on February 14, 2022. "Regular way" trading on the Nasdaq Global Select Market began on March 1, 2022.

Our common stock is traded on the Nasdaq Stock Market under the symbol “ZIMV.” As of February 23, 2024, there were approximately 10,900 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities that have not been previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K during the year ended December 31, 2023.

Dividend Policy

We do not expect to pay dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the operation and expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.

Performance Graph

The following graph compares the cumulative total stockholder return data on our common stock from March 1, 2022 to December 29, 2023 with the cumulative return of (i) the Nasdaq Composite Index, and (ii) the S&P 600 Health Care index. The graph assumes that $100 was invested on March 1, 2022 in our common stock and in each of the comparative indices, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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
3/1/22
3/31/22
6/30/22
9/30/22
12/30/22
3/31/23
6/30/23
9/29/23
12/29/23
ZIMV
NASDAQ Composite
S&P 600 Health Care

* $100 invested on March 1, 2022 in stock or index, including reinvestment of dividends.

Equity Compensation Plan Information

The information required by this Item concerning equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes.

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

OVERVIEW

ZimVie was incorporated in 2021 as a wholly owned subsidiary of Zimmer Biomet for the sole purpose of holding directly or indirectly the assets and liabilities associated with the dental and spine businesses of Zimmer Biomet for distribution. The distribution of the dental and spine businesses was completed on March 1, 2022, and resulted in ZimVie becoming a standalone, publicly traded company. Prior to March 1, 2022, ZimVie’s financial statements were prepared on a carve-out basis and were derived from Zimmer Biomet’s consolidated financial statements and accounting records.

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

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for dental and spine patients worldwide. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to support dental tooth replacement and restoration procedures and treat a wide range of spine pathologies. We have a broad geographic revenue base, with meaningful exposure to both established and emerging markets. We have six manufacturing site locations (two of which support continuing operations), and a physical presence in approximately 25 countries (21 of which are related to continuing operations).

In the dental segment, our core services include designing, manufacturing and distributing a comprehensive portfolio of dental implant systems, biomaterials and digital dentistry solutions. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental prosthetic products are aimed at providing aesthetic and functional restoration to resemble the original teeth, and dental regenerative products are for soft tissue and bone rehabilitation. We are well-positioned in the growing global dental implant, biomaterials and digital dentistry market with a strong presence in the tooth replacement market with market leading positions in certain geographies.

In the spine segment, our broad portfolio addresses all areas of spine with market leadership in cervical disc replacement and vertebral body tethering to treat pediatric scoliosis. Our core services include designing, manufacturing and distributing a full suite of spinal surgery solutions to treat patients with back or neck pain caused by degenerative conditions, deformities, tumors or traumatic injury of the spine. We also provide devices that promote bone healing.

On December 15, 2023, we entered into a definitive agreement to sell our spine segment to an affiliate of H.I.G. Capital for $375 million in total consideration. The transaction is expected to close in the first half of 2024, subject to the satisfaction or waiver of certain closing conditions, including receipt of required regulatory approvals. See additional information in Notes 1 and 3 to our consolidated financial statements included in Item 8 of this Annual Report.

2024 Outlook

In our dental product category, we expect continued growth from our implants, digital dentistry and biomaterials product offerings, including new product launches; however, such growth may be limited in 2024 by headwinds in foreign currency exchange risk, especially from the Euro, and macro-economic uncertainty.

Although we expect to face continued macro-economic and inflationary pressures on our cost structure, we are focused on driving operational improvements to optimize our business to expand margins. In early 2024, we initiated an evaluation of our continuing operations with the intention of reducing costs. We will focus on our disciplined financial framework and operational improvement initiatives to support the health of our income statement and balance sheet. We believe this will allow us more financial flexibility to invest in higher growth opportunities. We expect an overall decrease in interest expense in 2024 as we intend to use a portion of the proceeds from the sale of the spine segment to pay down debt.

RESTRUCTURING AND OTHER COST REDUCTION INITIATIVES

Below is a summary of our restructuring and other cost reduction initiatives. For further information, refer to our discussion of expenses below under “Results of Operations - Fiscal Years Ended December 31, 2023, 2022 and 2021 - Operating Expenses” and in Note 18 to our consolidated financial statements included in this Annual Report.

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

2022 Program

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. The national volume-based procurement program for dental products in China took place in January 2023, and we were not successful in our bid. We continue to operate our dental product activities in China by focusing on the private market. Annual dental product sales in China represented less than 1% of our consolidated continuing annual sales in both 2023 and 2022.

RESULTS OF OPERATIONS

As discussed above in the "Overview," we entered into a definitive agreement in December 2023 to sell our spine segment. As such, the historical results of our spine segment have been reflected as discontinued operations in our consolidated financial statements included in Item 8 of this Annual Report, and the following discussion is presented on a continuing operations basis. See Notes 1 and 3 to our consolidated financial statements included in Item 8 of this Annual Report for details of the financial condition, results of operations and selected cash flows of our spine segment.

Fiscal Years Ended December 31, 2023, 2022 and 2021

Net Sales

The following tables present net sales and the components of the percentage changes ($ in thousands):

	Year Ended December 31,					Foreign
	2023	2022	% Inc/(Dec)	Volume/Mix	Price	Exchange
Third party, net	$457,197	$459,681	(0.5)%	0.2%	(0.8)%	0.1%
Related party, net	236	3,611	(93.5)%	N/A	N/A	N/A
Total Net Sales	$457,433	$463,292	(1.3)%	N/A	N/A	N/A

	Year Ended December 31,					Foreign
	2022	2021	% Inc/(Dec)	Volume/Mix	Price	Exchange
Third party, net	$459,681	$468,482	(1.9)%	0.9%	1.7%	(4.5)%
Related party, net	3,611	3,826	(5.6)%	N/A	N/A	N/A
Total Net Sales	$463,292	$472,308	(1.9)%	N/A	N/A	N/A

Volume/Mix Trends

Volume increased in 2023 compared to 2022, primarily due to increased sales of digital dentistry and biomaterial products, partially offset by a decrease in sales of dental implants and the timing of certain distributor orders.

Volume increased in 2022 compared to 2021, due to increased sales of digital dentistry and biomaterial products, partially offset by a decrease in sales of dental implants.

Pricing Trends

Overall price declines in 2023 were primarily due to macroeconomic conditions in North America and pricing pressure resulting volume-based procurement programs in China, partially offset by slight price appreciation in Europe. In 2022, our dental products experienced price improvement in certain geographic regions, including North America and Europe.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in U.S. Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros and Japanese Yen. For 2023, foreign exchange fluctuations had a positive effect on year-over-year sales, mainly due to the strengthening of the Euro against the U.S. Dollar. For 2022, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to fluctuations of the U.S. Dollar against the Euro.

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2023	2022	2021	2023 vs 2022 Inc/(Dec)	2022 vs 2021 Inc/(Dec)
Cost of products sold including related party, excluding intangible asset amortization	36.5%	36.6%	37.3%	(0.1)%	(0.7)%
Intangible asset amortization	5.8	5.8	6.0	0.0	(0.2)
Research and development	5.7	6.7	5.8	(1.0)	0.9
Selling, general and administrative	54.4	54.6	43.9	(0.2)	10.7
Restructuring and other cost reduction initiatives	1.0	0.6	0.1	0.4	0.5
Acquisition, integration, divestiture and related	3.3	5.7	2.3	(2.4)	3.4
Operating (Loss) Profit	(6.8)	(10.0)	4.6	3.2	(14.6)

Cost of Products Sold and Intangible Asset Amortization

The decrease in cost of products sold in dollars in 2023 compared to 2022 was primarily due to a reduction in inventory charges ($2.3 million) and incremental share-based compensation expense related to converted Zimmer Biomet awards ($1.6 million) recorded in 2022 that did not recur (for more information, see Note 5 to our consolidated financial statements included in Item 8 of this Annual Report), partially offset by increased sales of lower margin products.

The decrease in cost of products sold in dollars and as a percentage of net sales in 2022 compared to 2021 was primarily due to reduced sales, partially offset by incremental share-based compensation expense for converted Zimmer Biomet awards ($1.6 million) in 2022 (for more information, see Note 5 to our consolidated financial statements included in Item 8 of this Annual Report).

Intangible asset amortization as a percentage of net sales in 2023 was comparable to 2022 and decreased in 2022 compared to 2021 due to certain intangible assets becoming fully amortized during 2022.

Operating Expenses

Research and development ("R&D") expenses in dollars and as a percentage of net sales decreased in 2023 compared to 2022, primarily due to incremental share-based compensation expense related to converted Zimmer Biomet awards ($1.9 million) recorded in 2022 that did not recur (for more information, see Note 5 to our consolidated financial statements included in Item 8 of this Annual Report), reduced medical device regulation expenses ($0.6 million) and reduced costs of new product launches and new product development.

R&D expenses in dollars and as a percentage of net sales increased in 2022 compared to 2021 due to incremental share-based compensation expense due to converted Zimmer Biomet awards ($1.9 million) in 2022 (for more information, see Note 5 to our consolidated financial statements included in Item 8 of this Annual Report) and increased medical device regulation expenses ($1.6 million).

Selling, general and administrative (“SG&A”) expenses decreased in dollars in 2023 compared to 2022 generally due to savings from the announced restructuring projects discussed above, cost reduction initiatives and reduced selling costs, partially offset by an increase in general and administrative costs reflecting a full year of standalone public company compared to the ten-month period ended December 31, 2022. Specifically, compensation expenses decreased ($11.5 million), partially offset by increases in information technology expense ($4.6 million), professional services expense ($2.6 million) and net share-based compensation expense due to the accelerated vesting of certain separation-related restricted stock units ($4.3 million) and expense for one additional year of annual equity awards granted by ZimVie that were mostly offset by the converted Zimmer Biomet awards ($6.2 million) recorded in 2022 that did not recur (for more information, see Note 5 to our consolidated financial statements included in Item 8 of this Annual Report).

SG&A expenses increased in dollars and as a percentage of sales in 2022 compared to 2021, primarily due to the build out of our corporate function due to us becoming a standalone public company in 2022. Specifically, there were increases in professional services ($13.5 million), corporate insurance expense ($6.8 million), share-based compensation expense due to converted Zimmer Biomet awards ($6.2 million) in 2022 (for more information, see Note 5 to our consolidated financial statements included in Item 8 of this Annual Report) and the first annual equity awards granted by ZimVie, as well as compensation expenses.

Restructuring and other cost reduction initiatives expense is related to our restructuring plans initiated in April 2023 and June 2022 with the objective of reducing costs and optimizing our global footprint, as well as Zimmer Biomet's restructuring plans initiated in the fourth quarters of 2021 and 2019 to reduce costs and to allow investment in higher priority growth opportunities. We recognized expenses of $4.5 million, $2.6 million and $0.3 million in 2023, 2022 and 2021, respectively, related to these restructuring plans. These expenses primarily related to employee termination benefits and professional fees. For more information regarding these plans and expenses, see Note 18 to our consolidated financial statements included in Item 8 of this Annual Report.

Acquisition, integration, divestiture and related expenses include costs incurred to prepare for and complete the separation from our former parent (such as professional fees, transition services agreements, costs to stand up our corporate organization and infrastructure), changes in the fair value of contingent consideration for acquisitions closed prior to the separation date and transaction costs. Acquisition, integration, divestiture and related expenses decreased by $11.4 million in 2023 compared to 2022, due primarily to decreases in separation-related professional fees ($8.2 million), separation-related employee costs ($5.3 million), separation-related lease costs ($3.2 million) and contingent consideration ($2.8 million), partially offset by increased costs related to the pending sale of our spine segment ($11.6 million).

Acquisition, integration, divestiture and related expenses increased by $15.6 million in 2022 compared to 2021, due primarily to increases in separation-related professional fees ($7.9 million), separation-related employee costs ($2.7 million), separation-related lease costs ($2.7 million) and contingent consideration ($1.3 million).

Other Income (Expense), net, Interest Expense, net, and Income Taxes

Our other income (expense), net, primarily relates to the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency. Therefore, the income or expense varies based upon the volatility of foreign currency exchange rates.

Our interest expense, net, in 2023 and 2022 was related to our Credit Agreement (for more information, see Note 9 to our consolidated financial statements included in Item 8 of this Annual Report). Interest expense, net, in 2023 increased $9.4 million compared to 2022, primarily due to increased interest rates. In 2021 our interest expense, net, was related to debt due to Parent and was insignificant.

Our effective tax rate (“ETR”) on loss before income taxes was (10.2%), 13.9% and 20.3% for the years ended December 31, 2023, 2022 and 2021, respectively. In 2023,the income tax expense was higher than the 21% U.S. federal statutory rate due to losses not benefited as a result of valuation allowances, profit in jurisdictions with higher tax rates and unfavorable US taxable income modifications such as Global Intangible Low-Taxed Income (“GILTI”) and shortfalls on stock compensation. In 2022, the income tax benefit was lower than the 21% statutory rate primarily due to profit in jurisdictions with higher tax rates and unfavorable US taxable income modifications such as GILTI and shortfalls on stock compensation. In 2021, the income tax benefit was lower than the 21% statutory rate primarily due to the benefit of the US R&D credit.

Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion represents the combined liquidity and capital resources of continuing and discontinued operations.

As of December 31, 2023 and December 31, 2022, we had $87.8 million and $89.6 million, respectively, in cash and cash equivalents. Cash flows presented in the 2021 consolidated statements of cash flows may not be indicative of the cash flows we would have recognized had we operated as an independent, publicly traded company.

Cash Flows

Cash flows provided by operating activities were $37.1 million in 2023 compared to $24.6 million and $64.3 million in 2022 and 2021, respectively. Working capital in 2023 provided cash of $7.4 million primarily due to cash provided by inventories and accounts receivable, partially offset by cash used in accounts payable and accrued liabilities and income taxes. Working capital in 2022 used cash of $3.9 million due to cash used by accounts receivable and prepaid expenses and other current assets, mostly offset by cash provided by accounts payable and accrued liabilities, inventories and income taxes. Working capital in 2021 provided cash of $49.8 million primarily due to cash provided by inventories and accounts receivable, slightly offset by cash used in accounts payable and accrued liabilities and income taxes.

Cash flows used in investing activities were $15.2 million in 2023 compared to $28.7 million and $60.3 million in 2022 and 2021, respectively. The reduction in cash used in investing activities was primarily related to the reduction in expenditures for instruments and other property, plant and equipment due to efforts to optimize our product portfolio and our manufacturing and logistics network.

Cash flows used in financing activities were $25.7 million in 2023, compared to cash flows (used in) provided by financing activities of $(1.3) million and $72.3 million in 2022 and 2021, respectively. In 2023, we made optional prepayments on the Term Loan (as defined in Note 9 to our consolidated financial statements included in Item 8 of this Annual Report) of $24.5 million, which represents the aggregate amount of mandatory scheduled principal payments due in 2024 (as discussed in Note 9 to our consolidated financial statements included in Item 8 of this Annual Report). In 2022, new borrowings under our Term Loan (as discussed in Note 9 to our consolidated financial statements included in Item 8 of this Annual Report) were used primarily for a dividend paid to Zimmer Biomet at the time of the distribution. Additionally, we made principal repayments on the Term Loan in the aggregate amount of $58.5 million. As further discussed in Note 9 to our consolidated financial statements, prior to the distribution, the primary use of cash from financing activities was related to transactions with Zimmer Biomet. In 2021, financing activities primarily consisted of transactions with Zimmer Biomet.

We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our revolving credit facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months. In 2024, we expect to use a portion of the proceeds of the pending sale of our spine segment to pay down amounts outstanding under our Term Loan as required under the terms of the Credit Agreement.

MATERIAL CASH REQUIREMENTS

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations and certain other commitments as of December 31, 2023 (in thousands):

Contractual Obligations	Short-Term (Within 12 months)	Long-Term (Beyond 12 months)	Total
Long-term debt(1)	$—	$511,912	$511,912
Interest payments(2)	37,114	89,691	126,805
Purchase obligations	103,357	2,288	105,645
Leases(3)	4,080	10,072	14,152
Total	$144,551	$613,963	$758,514

(1)
See Note 9 to our consolidated financial statements included in Item 8 of this Annual Report for additional information on our debt agreements.
(2)
Future interest payments are calculated using the six-month interest rate in effect at December 31, 2023. See Note 9 to our consolidated financial statements included in Item 8 of this Annual Report for additional information on the adjusted term secured overnight financing rate. Future interest payments have not been adjusted for the impact of the expected paydown of amounts outstanding under the Term Loan using a portion of the proceeds from the pending sale of the spine segment.
(3)
Excludes payments associated with discontinued operations.

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

In our annual impairment test in the fourth quarter of each of 2023, 2022 and 2021, the dental reporting unit exceeded its carrying value by 20% or more.

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

As discussed in Notes 1 and 3 to our consolidated financial statements included in Item 8 of this Annual Report, on December 15, 2023, we entered into a definitive agreement to sell our spine segment. We performed an analysis of the spine segment in December 2023 on a held-for-sale basis. The fair value of consideration to be received upon closure of the transaction was less than the carrying value of the spine net assets, resulting in a write-down of $289.5 million recorded in December 2023.

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

ACCOUNTING DEVELOPMENTS

See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report for information on how recent accounting pronouncements have affected or may affect our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates, interest rates and commodity prices that could affect our financial condition, results of operations and cash flows.

Foreign Currency Exchange Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Japanese Yen, British Pounds, Australian Dollars and Canadian Dollars. We manage our foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign currency exchange rate movements on transactions denominated in foreign currencies, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. These forward contracts are designed to reduce the foreign exchange impact monetary assets and liabilities in non-functional currencies have on our financial results. Realized and unrealized gains and losses on these contracts are recognized in other income (expense), net.

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

Interest Rate Risk

Our interest expense and related risks as reported in our consolidated statements of operations have increased due to borrowings under our credit agreement. As of December 31, 2023, we had $511.9 million of floating rate debt potentially subject to SOFR. A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, decrease our annual pre-tax earnings by $5.1 million.

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

Our concentrations of credit risks with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. Substantially all of our trade receivables are concentrated in public and private hospital and dental practices in the healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country-specific variables. Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future. While we are exposed to risks from the broader healthcare industry in Europe and around the world, there is no significant net exposure due to any individual customer. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures, and we believe that reserves for losses are adequate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ZimVie Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ZimVie Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ZimVie Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Dental Reporting Unit

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s goodwill balance was $262.1 million as of December 31, 2023, and it was associated with the Dental reporting unit. Management performs an impairment test in the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. Potential impairment of a reporting unit is identified by comparing the reporting unit’s estimated fair value to its carrying amount. Management estimated the fair value of the Dental reporting unit based on income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from other businesses that are similar to the Dental reporting unit. Significant assumptions are incorporated into the discounted cash flow analysis such as revenue growth rates, forecasted gross margins, forecasted operating expenses, and a risk-adjusted discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Dental reporting unit is a critical audit matter are (i) the significant judgment by management related to the discounted cash flow analysis when developing the fair value estimate of the Dental reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to revenue growth rates, forecasted gross margins, forecasted operating expenses, and the risk adjusted discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Dental reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of management’s fair value approaches; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analysis, and (iv) evaluating the reasonableness of the significant assumptions used by management in the discounted cash flow analysis related to the revenue growth rates, forecasted gross margins, forecasted operating expenses, and the risk-adjusted discount rate. Evaluating management’s assumptions related to revenue growth rates, forecasted gross margins and forecasted operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the past performance of the reporting unit; (ii) the consistency with external data from market and industry sources; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow analysis and the risk adjusted discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 28, 2024

We have served as the Company’s auditor since 2021.

ZIMVIE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Net Sales
Third party, net	$457,197	$459,681	$468,482
Related party, net	236	3,611	3,826
Total Net Sales	457,433	463,292	472,308
Cost of products sold, excluding intangible asset amortization	(166,819)	(165,960)	(172,500)
Related party cost of products sold, excluding intangible asset amortization	(231)	(3,386)	(3,471)
Intangible asset amortization	(26,512)	(26,982)	(28,296)
Research and development	(26,162)	(31,147)	(27,285)
Selling, general and administrative	(248,964)	(253,158)	(207,576)
Restructuring and other cost reduction initiatives	(4,489)	(2,559)	(339)
Acquisition, integration, divestiture and related	(15,195)	(26,587)	(11,023)
Operating expenses	(488,372)	(509,779)	(450,490)
Operating (Loss) Profit	(30,939)	(46,487)	21,818
Other income (expense), net	326	2,857	(831)
Interest expense, net	(20,234)	(10,870)	(405)
(Loss) earnings from continuing operations before income taxes	(50,847)	(54,500)	20,582
(Provision) benefit for income taxes from continuing operations	(5,202)	7,596	(4,185)
Net (Loss) Earnings from Continuing Operations of ZimVie Inc.	(56,049)	(46,904)	16,397
Loss from discontinued operations, net of tax	(337,233)	(16,977)	(111,651)
Net Loss of ZimVie Inc.	$(393,282)	$(63,881)	$(95,254)

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(2.12)	$(1.80)	$0.63
Discontinued operations	(12.75)	(0.65)	(4.29)
Net Loss	$(14.87)	$(2.45)	$(3.66)

Diluted (Loss) Earnings Per Common Share
Continuing operations	$(2.12)	$(1.80)	$0.63
Discontinued operations	(12.75)	(0.65)	(4.29)
Net Loss	$(14.87)	$(2.45)	$(3.66)

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net Loss of ZimVie Inc.	$(393,282)	$(63,881)	$(95,254)
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	18,194	(48,374)	(47,357)
Total Other Comprehensive Income (Loss)	18,194	(48,374)	(47,357)
Comprehensive Loss	$(375,088)	$(112,255)	$(142,611)

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$71,511	$68,275
Accounts receivable, less allowance for credit losses	65,168	67,031
Related party receivable	—	3,154
Inventories	79,600	77,425
Prepaid expenses and other current assets	23,825	28,340
Current assets of discontinued operations	242,773	293,638
Total Current Assets	482,877	537,863
Property, plant and equipment, net	54,167	58,500
Goodwill	262,111	259,999
Intangible assets, net	114,354	138,685
Other assets	26,747	17,377
Noncurrent assets of discontinued operations	265,089	629,632
Total Assets	$1,205,345	$1,642,056
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$27,785	$26,498
Related party payable	—	2,632
Income taxes payable	2,863	13,769
Other current liabilities	67,108	78,879
Current liabilities of discontinued operations	75,858	95,531
Total Current Liabilities	173,614	217,309
Deferred income taxes	265	2,152
Lease liability	9,080	9,960
Other long-term liabilities	9,055	8,925
Non-current portion of debt	508,797	532,233
Noncurrent liabilities of discontinued operations	95,041	112,873
Total Liabilities	795,852	883,452
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 27,076 and 26,222, respectively	271	262
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	922,996	897,028
Accumulated deficit	(440,814)	(47,532)
Accumulated other comprehensive loss	(72,960)	(91,154)
Total Stockholders' Equity	409,493	758,604
Total Liabilities and Stockholders' Equity	$1,205,345	$1,642,056

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

.	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Net Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2020	$—	$—	$—	$1,485,978	$4,577	$1,490,555
Net loss	—	—	—	(95,254)	—	(95,254)
Net transactions with Zimmer Biomet Holdings, Inc.	—	—	—	103,433	—	103,433
Other comprehensive loss	—	—	—	—	(47,357)	(47,357)
Balance December 31, 2021	$—	$—	$—	$1,494,157	$(42,780)	$1,451,377
Net loss	—	—	(47,532)	(16,349)	—	(63,881)
Net transactions with Zimmer Biomet Holdings, Inc., including separation adjustments	—	—	—	(70,430)	—	(70,430)
Net consideration paid to Zimmer Biomet Holdings, Inc. in connection with distribution	—	—	—	(540,567)	—	(540,567)
Reclassification of net parent company investment to additional paid-in capital	261	866,550	—	(866,811)	—	—
Stock plan activity	1	189	—	—	—	190
Share-based compensation expense	—	30,289	—	—	—	30,289
Other comprehensive loss	—	—	—	—	(48,374)	(48,374)
Balance December 31, 2022	$262	$897,028	$(47,532)	$—	$(91,154)	$758,604
Net loss	—	—	(393,282)		—	(393,282)
Stock plan activity	9	(1,052)	—	—	—	(1,043)
Share-based compensation expense	—	27,020	—	—	—	27,020
Other comprehensive income	—	—	—	—	18,194	18,194
Balance December 31, 2023	$271	$922,996	$(440,814)	$—	$(72,960)	$409,493

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows provided by operating activities:
Net loss of ZimVie Inc.	$(393,282)	$(63,881)	$(95,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	121,686	122,789	129,719
Share-based compensation	27,020	30,289	7,309
Deferred income tax provision	(17,088)	(70,422)	(22,089)
Loss on disposal of fixed assets	2,996	3,358	—
Other non-cash items	3,245	1,172	—
Write-down of spine disposal group to fair value (Note 3)	289,456	—	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Income taxes	(15,054)	5,485	(3,201)
Accounts receivable	21,083	(26,156)	27,172
Related party receivables	8,483	(8,483)	—
Inventories	25,446	10,210	33,062
Prepaid expenses and other current assets	5,340	(19,951)	(673)
Accounts payable and accrued liabilities	(24,759)	21,842	(6,591)
Related party payable	(13,176)	13,176	—
Other assets and liabilities	(4,248)	5,200	(5,169)
Net cash provided by operating activities	37,148	24,628	64,285
Cash flows used in investing activities:
Additions to instruments	(5,978)	(10,089)	(28,244)
Additions to other property, plant and equipment	(6,509)	(16,457)	(28,405)
Other investing activities	(2,687)	(2,117)	(3,700)
Net cash used in investing activities	(15,174)	(28,663)	(60,349)
Cash flows (used in) provided by financing activities:
Net transactions with Zimmer Biomet	—	6,920	90,006
Dividend paid to Zimmer Biomet	—	(540,567)	—
Proceeds from debt	4,760	595,000	—
Payments on debt	(29,304)	(58,544)	—
Debt issuance costs	—	(5,170)	—
Repayments of debt due to Zimmer Biomet	—	—	(16,905)
Payments related to tax withholding for share-based compensation	(3,402)	—	—
Proceeds from stock option activity	2,280	1,059	—
Other financing activities	—	(5)	(752)
Net cash (used in) provided by financing activities	(25,666)	(1,307)	72,349
Effect of exchange rates on cash and cash equivalents	1,859	(5,456)	(3,305)
(Decrease) increase in cash and cash equivalents	(1,833)	(10,798)	72,980
Cash and cash equivalents, beginning of year	89,601	100,399	27,419
Cash and cash equivalents, end of period	$87,768	$89,601	$100,399
Presentation includes cash of both continuing and discontinued operations

Supplemental cash flow information:
Income taxes paid, net	$20,152	$25,730	$12,089
Interest paid	37,709	17,283	—
Non-cash settlement of debt due to parent	—	—	4,939
Derecognition of right-of-use assets	(1,222)	(14,174)	—
Derecognition of lease liabilities	1,225	15,303	—

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background, Nature of Business and Basis of Presentation

Background

On March 1, 2022, ZimVie Inc. ("ZimVie," "we," "us" and "our") and Zimmer Biomet Holdings, Inc. ("Zimmer Biomet") entered into a Separation and Distribution Agreement (the "Separation Agreement"), pursuant to which Zimmer Biomet agreed to spin off its spine and dental businesses into ZimVie, a new, publicly traded company. Zimmer Biomet effected the separation through a pro rata distribution of 80.3% of the outstanding shares of common stock of ZimVie. Following the distribution on March 1, 2022, Zimmer Biomet stockholders as of the record date for the distribution owned 80.3% of the outstanding shares of ZimVie common stock; Zimmer Biomet retained 19.7% of the outstanding shares of ZimVie common stock. The distribution is intended to qualify as generally tax-free to Zimmer Biomet stockholders for United States ("U.S.") federal income tax purposes, except for any cash received by stockholders in lieu of fractional shares. The distribution on March 1, 2022 resulted in ZimVie becoming a standalone, publicly traded company, and it was completed pursuant to the Separation Agreement and other agreements with Zimmer Biomet related to the distribution, including, but not limited to a tax matters agreement, an employee matters agreement, a transition services agreement and transition manufacturing agreements. See Note 17 for a further description of the impact of the distribution and post-spin activities with Zimmer Biomet. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party.

Nature of Business

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for dental and spine patients worldwide. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to support dental tooth replacement and restoration procedures and treat a wide range of spine pathologies. We are well-positioned in the growing global dental implant, biomaterials and digital dentistry market with a strong presence in the tooth replacement market with market leading positions in certain geographies. Our broad portfolio also addresses all areas of spine with market leadership in cervical disc replacement and vertebral body tethering to treat pediatric scoliosis. Our operations are principally managed on a products basis and have historically included two operating segments, 1) the dental products segment, and 2) the spine products segment.

In the dental segment, our core services include designing, manufacturing and distributing dental implant systems. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental prosthetic products are aimed at providing a more natural restoration to resemble the original teeth, and dental regenerative products are for soft tissue and bone rehabilitation. Our key products include the T3® Implant, Tapered Screw-Vent Implant System, Trabecular Metal™ Dental Implant, BellaTek Encode Impression System, and Puros Allograft Particulate.

In the spine segment, our core services include designing, manufacturing and distributing medical devices and surgical instruments to deliver comprehensive solutions for individuals with back or neck pain caused by degenerative conditions, deformities or traumatic injury of the spine. We also provide devices that promote bone healing. Other differentiated products in our spine portfolio include Mobi-C® Cervical Disc, a motion-preserving alternative to fusion for patients with cervical disc disease, and The Tether™, a novel non-fusion device for treatment of pediatric scoliosis.

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

Prior to the distribution, our equity balance in these consolidated financial statements represented the excess of total assets over liabilities including the due to/from balances between Zimmer Biomet and us (referred to as "net parent investment" or "NPI") and accumulated other comprehensive loss. NPI was primarily impacted by contributions from Zimmer Biomet that were the result of treasury activities and net funding provided by or distributed to Zimmer Biomet. Following the distribution, certain functions that Zimmer Biomet provided to us prior to the distribution are being performed using our own resources or third-party service providers following the completion of transition services agreements in 2023. Additionally, under manufacturing and supply agreements, we manufacture certain products for Zimmer Biomet and Zimmer Biomet manufactures certain products for us. We have incurred certain costs to establish ourselves as a standalone public company, as well as ongoing additional costs associated with operating as an independent, publicly traded company.

Sale of Spine Business - On December 15, 2023, we entered into a definitive agreement to sell our spine segment to an affiliate of H.I.G. Capital for $375 million in total consideration, comprised of $315 million in cash, subject to certain customary adjustments as set forth in the agreement, and $60 million in the form of a promissory note that will accrue interest at a rate of 10% per annum, compounded semi-annually, payable in kind. The transaction has been approved by our Board of Directors and is expected to close in the first half of 2024, subject to the satisfaction or waiver of certain closing conditions, including receipt of required regulatory approvals. The historical results of our spine segment have been reflected as discontinued operations in our consolidated financial statements as the sale represents a strategic shift in our business that has a major effect on operations and financial results. The assets and liabilities associated with this business are classified as assets and liabilities of discontinued operations in the consolidated balance sheets. The disclosures presented in the notes to the consolidated financial statements are presented on a continuing operations basis, unless otherwise noted.

2. Significant Accounting Policies

Use of Estimates - The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States ("GAAP"), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including allocations from Zimmer Biomet. We have made our best estimates, as appropriate under GAAP, in the recognition of our assets and liabilities. Such estimates included, but were not limited to, determining the allocations of costs and expenses from Zimmer Biomet, variable consideration to our customers, our allowance for doubtful accounts for expected credit losses, the net realizable value of our inventory, the fair value of our goodwill and the recoverability of other long-lived assets, the realizability of deferred tax assets and reserves for unrecognized tax benefits. The estimates and associated assumptions are based on historical experience, complex judgments and various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially from these estimates.

Foreign Currency Translation - The financial statements of our foreign subsidiaries are translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income (loss) ("AOCI") in equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we remeasure the transaction into the functional currency and recognize any transactional gains or losses in earnings. Foreign currency remeasurement gains (losses) recognized in our consolidated statements of operations in other income (expense), net were $0.7 million, $3.3 million and $(0.8) million in the years ended December 31, 2023, 2022 and 2021, respectively.

Discontinued Operations - Our spine segment met the criteria to be classified as held-for-sale in December 2023. We performed an impairment analysis of the spine business in December 2023 on a held-for-sale basis. The fair value of consideration to be received upon closure of the transaction was less than the carrying value of the spine segment net assets by $289.5 million, which was recognized as a loss within Discontinued operations, net of tax in our consolidated statement of operations for the year ended December 31, 2023. The pending sale of our spine segment represents a strategic shift that will have a major effect on our operations, which requires our spine segment to be reported in the financial statements as discontinued operations. We have classified the results of the spine segment as discontinued operations in our consolidated statements of operations for all periods and the assets and liabilities associated with the spine segment as discontinued operations in our consolidated balance sheets for all periods presented. The results of operations, assets, liabilities and certain cash flow items of the spine segment are detailed in Note 3. All amounts included in the notes to the consolidated financial statements relate to continuing operations, unless otherwise noted.

Shipping and Handling - Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative (“SG&A”) expenses and were $16.3 million, $17.0 million and $16.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Restructuring - A restructuring is defined as a program that is planned and controlled by management, and materially changes either the scope of a business undertaken by an entity, or the manner in which that business is conducted. Restructuring charges include (i) employee termination benefits, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities. See Note 18 for further discussion on restructuring programs.

Acquisition, integration, divestiture and related - We use the financial statement line item, “Acquisition, integration, divestiture and related” to recognize costs incurred to prepare for and complete the separation from our former parent (such as professional fees, transition services agreements, costs to stand up our corporate organization and infrastructure), changes in the fair value of contingent consideration for acquisitions closed prior to the separation date and transaction costs. Contingent payments related to acquisitions consist of sales-based payments and are valued using discounted cash flow techniques (see Note 8 for additional information).

Cash and Cash Equivalents - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value. As of both December 31, 2023 and 2022, we had $1.5 million, in restricted cash. The restriction as of December 31, 2023 and 2022 is on cash held in China and as a result of ongoing litigation with a spine products distributor in China related to our decision to exit our spine products business in China.

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

Instruments (applicable only to spine segment) - Instruments are hand-held devices used by surgeons during surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment. Instruments are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Depreciation of instruments is recognized in SG&A expense.

Software Costs - We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs generally include external direct costs of materials and services utilized in developing or obtaining computer software and compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are included in property, plant and equipment on our consolidated balance sheets and amortized on a straight-line or weighted average estimated user basis when the software is ready for its intended use over the estimated useful lives of the software, which approximate three to fifteen years.

For cloud computing arrangements that are considered a service contract, our capitalization of implementation costs is aligned with the internal use software requirements. However, on our consolidated balance sheets these implementation costs are recognized in other non-current assets. On our consolidated statements of cash flows, these implementation costs are recognized in operating cash flows. The implementation costs are recognized on a straight-line basis over the expected term of the related service contract.

Goodwill - Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. Potential impairment of a reporting unit is identified by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets, and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the fair value of the reporting unit and the fair value of goodwill are determined based upon a discounted cash flow analysis and/or use of a market approach by looking at market values of comparable companies. Significant assumptions are incorporated into our discounted cash flow analysis such as estimated revenue growth rates, forecasted gross margins, forecasted operating expenses and a risk-adjusted discount rate. Factors that could result in cash flows being lower than our current estimates include: 1) additional recurrence of the COVID-19 virus, including variants, causing deferrals of elective surgical procedures, 2) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 3) our inability to achieve the estimated operating margins in our forecasts from our restructuring programs, cost saving initiatives and other unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rate and comparable company valuation indicators, which may impact our estimated fair value. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded in the amount that the carrying value of the business unit exceeds the fair value. We estimated the fair value of the dental reporting unit based on income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly-traded companies that are similar to our reporting unit and considers differences between our reporting unit and the comparable companies. See Note 4 for more information regarding goodwill.

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

Revenue Recognition - We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied. This happens when we transfer control of our products to the customer, where title generally passes upon shipment or occurs upon implantation. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our product. Taxes collected from customers and remitted to governmental authorities are excluded from revenues.

We sell products through three principal channels: 1) through stocking distributors and healthcare dealers; 2) directly to dental practices and dental laboratories; and 3) direct to healthcare institutions, referred to as direct channel accounts. With sales to stocking distributors, some healthcare dealers and hospitals, dental practices and dental laboratories, revenue is generally recognized when control of our product passes to the customer, which is typically upon shipment of the product. Our dental business predominantly recognizes revenue related to product sales at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment, or delivery depending on the terms of the underlying contracts. These customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales. It is our accounting policy to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. We have contracts with these customers or orders may be placed from available price lists. Payment terms vary by customer but are typically less than 90 days.

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

We offer standard warranties to our customers that our products are not defective. These standard warranties are not considered separate performance obligations. In limited circumstances, we offer extended warranties that are separate performance obligations. We have very few contracts with multiple performance obligations. Since we do not have significant multiple element arrangements and essentially all of our sales are recognized when title passes or upon implantation of a product, very little judgment is required to allocate the transaction price of a contract or determine when control has passed to a customer. Our costs to obtain contracts consist primarily of sales commissions to employees or third-party agents that are earned when control of our product passes to the customer. Therefore, sales commissions are expensed as part of SG&A expenses at the same time revenue is recognized. Accordingly, we do not have significant contract assets, liabilities or future performance obligations.

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

We reduce our deferred tax assets by a valuation allowance if it is more likely than not that we will not realize some portion or all of the deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes.

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

Prior to the distribution, we were included in the consolidated U.S. federal, foreign, and certain state income tax returns of Zimmer Biomet, where applicable. Accordingly, the tax provision and current and deferred tax balances for the year ended December 31, 2021 have been prepared on a separate-return basis as if we were a separate filer.

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

Derivative Financial Instruments - Our foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. Transactions in our foreign operations are denominated primarily in the following currencies: Euros, Japanese Yen, British Pounds, Australian Dollars and Canadian Dollars. We enter into foreign exchange forward or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. We do not enter into foreign exchange contracts for speculative trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which we attempt to minimize by limiting our counterparties to major financial institutions. The fair value of the foreign exchange contracts are estimated using foreign currency spot rates and forward rates quotes by third party financial institutions.

Gains and losses related to foreign currency exchange contracts are recorded in Other income (expense), net in our consolidated statements of operations.

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

Accounting Pronouncements Recently Adopted

There were no recently adopted accounting pronouncements that had a material effect on our consolidated financial statements.

Accounting Pronouncements Recently Issued

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. This ASU amends the interim and annual disclosure requirements related to a variety of subtopics in the Accounting Standards Codification, including those focusing on accounting changes, earnings per share, debt and repurchase agreements. The guidance will be applied prospectively. The effective date for each amendment will be the date when the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are currently evaluating the effect of this ASU, but we do not expect it will have a material impact on our consolidated financial statements or disclosures.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The key amendments require disclosure of significant segment expenses on an annual and interim basis that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, including other segment items by reportable segment and a description of its composition, and to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Topic 280, Segment Reporting, in interim periods as well. This ASU includes certain clarifications for measuring a segment's profit or loss in assessment by the CODM, disclosure of title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the effect of this ASU, but we do not expect it will have a material impact on our consolidated financial statements or disclosures.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments included in the ASU related to rate reconciliation, income taxes paid disclosures and other disclosures requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2024. We are currently in the process of evaluating the effect of this ASU.

Other recently issued ASUs, excluding ASUs discussed above, were assessed and determined to be not applicable, or are not expected to have a material impact on our consolidated financial statements or disclosures.

3. Discontinued Operations

As discussed in Note 1, on December 15, 2023, we entered into a definitive agreement to sell our spine segment. As such, the historical financial condition and results of operations of our spine segment have been reflected as discontinued operations in our consolidated financial statements. The assets and liabilities associated with this segment are classified as assets and liabilities of discontinued operations in the consolidated balance sheets.

Details of loss from discontinued operations included in our consolidated statement of operations are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Net Sales
Third party, net	$409,181	$449,806	$540,348
Related party, net	103	764	1,993
Total Net Sales	409,284	450,570	542,341
Cost of products sold, excluding intangible asset amortization	(113,867)	(130,719)	(209,069)
Related party cost of products sold, excluding intangible asset amortization	(97)	(721)	(777)
Intangible asset amortization	(52,840)	(53,885)	(57,923)
Research and development	(26,559)	(31,544)	(34,043)
Selling, general and administrative	(247,926)	(270,812)	(346,801)
Restructuring and other cost reduction initiatives	(13,068)	(8,795)	(3,005)
Acquisition, integration, divestiture and related	(175)	(2,850)	(13,041)
Other (expense) income, net	(457)	746	366
Interest (expense) income, net (1)	(16,422)	(7,409)	113
Loss from discontinued operations before income taxes	(62,127)	(55,419)	(121,839)
Write-down of spine disposal group to fair value (2)	(289,456)	—	—
Benefit for income taxes from discontinued operations	14,350	38,442	10,188
Loss from discontinued operations, net of tax	$(337,233)	$(16,977)	$(111,651)

(1)
A portion of the interest on our Term Loan (as defined and described in Note 9) has been allocated to discontinued operations consistent with the amount of proceeds expected to be used to repay a portion of the amounts outstanding under our Term Loan in accordance with our Credit Agreement (as defined and described in Note 9).
(2)
We performed an impairment analysis of the spine segment in December 2023 on a held-for-sale basis. The fair value of consideration to be received upon closure of the transaction was less than the carrying value of the spine segment's net assets and the difference represents the amount of the write-down.

Details of assets and liabilities of discontinued operations are as follows (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$16,257	$21,326
Accounts receivable, less allowance for credit losses	83,871	101,930
Related party receivable	—	5,329
Inventories	130,430	156,429
Prepaid expenses and other current assets	12,215	8,624
Total Current Assets of Discontinued Operations	242,773	293,638
Property, plant and equipment, net	62,692	89,939
Intangible assets, net	477,110	516,280
Other assets	14,743	23,413
Total Noncurrent Assets of Discontinued Operations	554,545	629,632
Accounts payable	$24,186	$17,500
Related party payable	—	10,544
Income taxes payable	410	587
Other current liabilities	51,262	66,900
Total Current Liabilities of Discontinued Operations	75,858	95,531
Deferred income taxes	86,037	95,910
Lease liability	8,032	12,327
Other long-term liabilities	972	4,636
Total Noncurrent Liabilities of Discontinued Operations	$95,041	$112,873
Write-down of spine disposal group to fair value (1)	(289,456)	—

(1) This write-down is reflected in Noncurrent assets of discontinued operations in the consolidated balance sheets.

Cash flows attributable to our discontinued operations are included on our consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Depreciation and amortization	$87,179	$85,591	$90,590
Share-based compensation	3,545	4,467	3,915
Write-down of spine disposal group to fair value	289,456	—	—
Additions to instruments	5,978	10,089	28,244
Additions to other property, plant & equipment	899	1,984	17,433

4. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for continuing operations (in thousands):

Total
Balance at December 31, 2021
Goodwill, Gross	$409,810
Accumulated impairment losses	(142,000)
Goodwill, Net	267,810
Currency translation	(7,811)
Balance at December 31, 2022
Goodwill, Gross	401,999
Accumulated impairment losses	(142,000)
Goodwill, Net	259,999
Currency translation	2,112
Balance at December 31, 2023
Goodwill, Gross	404,111
Accumulated impairment losses	(142,000)
Goodwill, Net	$262,111

In connection with the annual goodwill impairment test in the fourth quarters of 2023 and 2022, we estimated the fair value of our dental reporting unit, our only reporting unit with goodwill remaining, using the income and market approaches. In the annual tests for both 2023 and 2022, the dental reporting unit exceeded its carrying value by 20% or more.

The components of identifiable intangible assets were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2022:
Intangible assets subject to amortization:
Gross carrying amount	$168,590	$36,658	$142,741	$47,515	$395,504
Accumulated amortization	(103,350)	(20,294)	(86,879)	(46,296)	(256,819)
Total identifiable intangible assets	$65,240	$16,364	$55,862	$1,219	$138,685
As of December 31, 2023:
Intangible assets subject to amortization:
Gross carrying amount	$168,841	$37,056	$143,565	$47,670	$397,132
Accumulated amortization	(113,354)	(23,393)	(98,361)	(47,670)	(282,778)
Total identifiable intangible assets	$55,487	$13,663	$45,204	$—	$114,354

Estimated annual amortization expense for the years ending December 31, 2024 through 2028, based upon intangible assets recognized as of December 31, 2023, is (in millions):

For the Years Ending December 31,
2024	$24.2
2025	22.2
2026	22.2
2027	16.9
2028	11.8

5. Share-Based Compensation

Conversion Awards

Zimmer Biomet had share-based compensation plans under which it granted stock options, restricted stock units ("RSUs") and performance-based RSUs. In connection with the distribution, ZimVie employees with outstanding Zimmer Biomet share-based awards received replacement share-based awards. The ratio used to convert the Zimmer Biomet share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the distribution when compared to the aggregate intrinsic value of the award immediately prior to the distribution. Outstanding RSUs and performance-based RSUs were converted into 0.3 million ZimVie RSUs at a weighted average fair value of $31.55, and outstanding stock options were converted into 2.1 million ZimVie stock options at a weighted average fair value of $14.76. Due to the conversion, ZimVie incurred $21.3 million of incremental share-based compensation expense. Of this amount, $10.3 million was related to unvested and/or unexercised share-based awards and was recognized at the distribution date. The remaining $11.0 million is being recognized over the remainder of the share-based awards' weighted average vesting period of 2.5 years from the date of the distribution.

ZimVie Awards

The ZimVie Inc. 2022 Stock Incentive Plan was established and effective as of March 1, 2022, and was amended effective May 12, 2023 (as amended, the "2022 Plan"). A total of 6.0 million shares of common stock are authorized for issuance under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At December 31, 2023, 3.4 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock and RSUs. Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. Additionally, in cases of special circumstances as determined by the Compensation Committee of the Board of Directors, the Compensation Committee may, it its sole discretion, accelerate vesting. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

Share-based compensation expense was as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$1,230	$2,437	$539
Research and development	1,886	3,441	812
Selling, general and administrative	23,904	24,411	5,958
	27,020	30,289	7,309
Tax benefit related to awards	(6,836)	(7,254)	(1,550)
Total expense, net of tax	$20,184	$23,035	$5,759

Share-based compensation expense related to discontinued operations is included in the table above and is disclosed in Note 3. For periods prior to the distribution, we specifically identified employees who were associated with our historical operations and calculated expense based upon the awards received under the Zimmer Biomet plans, as well as expense related to corporate or shared employees allocated to us on a proportional cost allocation method, primarily based on revenue.

Stock option activity was as follows:

	Year Ended December 31, 2023
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at December 31, 2022	2,403,635	$26.74
Forfeited	(100,492)	24.54
Outstanding at December 31, 2023	2,303,143	$26.83	6.1	$—
Exercisable at December 31, 2023	1,607,470	$26.23	5.4	$—

We used a Black-Scholes option-pricing model to determine the fair value of our stock options. For awards granted shortly after the distribution: expected volatility of 52.29% was derived from a peer group's combined historical volatility that was de-levered and re-levered for ZimVie as ZimVie did not have sufficient historical volatility based on the expected term of the underlying options; the expected term of the stock options of 6.0 years was determined using the simplified method; and the risk-free interest rate of 1.94% was determined using the implied yield then available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The dividend yield was zero as ZimVie has no plans to pay a dividend for the foreseeable future.

Aggregate intrinsic value was negligible at December 31, 2023. At December 31, 2023, we had unrecognized share-based compensation cost related to unvested stock options of $5.7 million, which is expected to be amortized over the remaining weighted average vesting period of approximately 1.3 years.

RSU activity was as follows:

	Year Ended December 31, 2023
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2022	1,382,500	$24.64
Granted	1,526,343	10.34
Vested	(795,284)	24.88
Forfeited	(171,349)	18.31
Outstanding at December 31, 2023	1,942,210	$15.13

RSUs granted in the year ended December 31, 2023 included 367,928 RSUs (at target) with performance-based vesting provisions ("PRSUs"). PRSUs may vest from 0-150% of target based on the level of achievement of pre-defined performance metrics. PRSUs are payable in common shares and do not have the right to vote until vested. Compensation expense related to PRSUs is recognized over a 36-month cliff vesting period, and is adjusted as needed for changes in the projected level of achievement of the performance metrics.

At December 31, 2023, we had unrecognized share-based compensation cost related to unvested RSUs of $14.5 million, which is expected to be amortized into earnings over the remaining weighted average vesting period of approximately 1.3 years. The total fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $15.8 million and $30.2 million, respectively. The total fair value of RSUs that vested during the years ended December 31, 2023 and 2022 was $19.8 million and $1.2 million, respectively.

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

The calculation of weighted average shares for the basic and diluted (loss) earnings per common share is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2023	2022	2021
Net (Loss) Earnings from Continuing Operations of ZimVie Inc.	$(56,049)	$(46,904)	$16,397
Loss from discontinued operations, net of tax	(337,233)	(16,977)	(111,651)
Net Loss of ZimVie Inc.	$(393,282)	$(63,881)	$(95,254)

Weighted average shares outstanding for basic net loss per share	26,454	26,083	26,050
Effect of dilutive stock options and other equity awards (1)	—	—	—
Weighted average shares outstanding for dilutive net loss per share	26,454	26,083	26,050

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(2.12)	$(1.80)	$0.63
Discontinued operations	(12.75)	(0.65)	(4.29)
Net Loss	$(14.87)	$(2.45)	$(3.66)

Diluted (Loss) Earnings Per Common Share
Continuing operations	$(2.12)	$(1.80)	$0.63
Discontinued operations	(12.75)	(0.65)	(4.29)
Net Loss	$(14.87)	$(2.45)	$(3.66)

(1)
Since we incurred a net loss in each of the years ended December 31, 2023, 2022 and 2021, no dilutive stock options or other equity awards were included as diluted shares in those periods.

For the years ended December 31, 2023 and 2022, a weighted average of 2.8 million and 3.4 million, respectively, options to purchase shares of common stock were not included in the computation of diluted net loss per share as the exercise prices of these options were greater than the average market price of the common stock.

7. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Prepaid expenses and other current assets:
Prepaid expenses	$13,332	$22,627
Income tax receivable	9,641	4,483
Other assets	852	1,230
Total prepaid expenses and other current assets	$23,825	$28,340

Inventories consisted of the following (in thousands):

	As of December 31,
	2023	2022
Finished goods	$54,456	$54,237
Work in progress	20,659	19,113
Raw materials	4,485	4,075
Inventories	$79,600	$77,425

Amounts related to cost of products sold in the consolidated statements of operations for excess and obsolete inventory were $0.7 million, $3.1 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2023	2022
Land	$6,700	$6,693
Building and equipment	146,287	141,273
Capitalized software costs	19,626	19,393
Construction in progress	8,178	14,002
Property, plant and equipment, gross	180,791	181,361
Accumulated depreciation	(126,624)	(122,861)
Property, plant and equipment, net	$54,167	$58,500

Depreciation expense was $7.7 million, $9.5 million and $7.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We had $0.7 million, $1.3 million and $0.1 million of property, plant and equipment included in accounts payable as of December 31, 2023, 2022 and 2021, respectively.

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Other current liabilities:
Salaries, wages and benefits	$23,171	$34,749
Lease liabilities	4,053	3,417
Other liabilities	39,884	40,713
Total other current liabilities	$67,108	$78,879

8. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 10) are determined using Level 2 inputs. The carrying value of our debt (see Note 9) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net and accounts payable) approximated their fair values at December 31, 2023 and December 31, 2022 due to their short-term nature.

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in thousands):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2021	$10,181
Change in estimate	2,750
Foreign currency impact	319
Balance December 31, 2022	$13,250
Settlements	(3,451)
Balance December 31, 2023	$9,799

9. Debt

Our debt consisted of the following (in thousands):

	As of December 31,
	2023	2022
Term loan	$511,912	$536,456
Debt issuance costs	(3,115)	(4,223)
Total debt	508,797	532,233
Less: current portion	—	—
Total debt due after one year	$508,797	$532,233

Below is the aggregate principal amount of maturities of our long-term debt payment requirements as of December 31, 2023 for the years ending December 31, 2024 through 2027 (excluding unamortized debt issuance costs), and reflecting the payment on December 29, 2023 to cover all scheduled principal payments in 2024 (in millions):

For the Years Ending December 31,
2024	$—
2025	49.1
2026	56.1
2027	406.7
Total	$511.9

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

On March 31, 2023, we made an optional prepayment on the Term Loan of $10.5 million, which represented the aggregate amount of the mandatory scheduled principal payments due on March 31, 2024 and June 30, 2024. On September 29, 2023, we made an optional prepayment on the Term Loan of $7.0 million, which represented the amount of the mandatory scheduled principal payment due on September 30, 2024. On December 29, 2023, we made an optional prepayment on the Term Loan of $7.0 million, which represented the amount of the mandatory scheduled principal payment due on December 31, 2024. As of December 31, 2023, $511.9 million was outstanding on the Term Loan following such payments, and there were no outstanding borrowings under the Revolver.

As of December 31, 2023, our interest rate was the secured overnight financing rate plus the applicable margin of 1.75% for term benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Revolver and the Term Loan bear interest, in the case of each term benchmark borrowing, at the adjusted term secured overnight financing rate (“SOFR”) for the interest period in effect for such borrowing, plus an applicable margin, which will range from 1.50% to 1.75%, based on our consolidated total net leverage ratio. Borrowings under the Credit Facility that are not term benchmark borrowings bear interest at a per annum rate equal to (a) the greatest of (i) the prime rate in effect on such day, (ii) the Federal Reserve Bank of New York rate in effect on such day plus 1⁄2 of 1% and (iii) the adjusted term SOFR for a one month interest period as published two U.S. government securities business days prior to such day (or if such day is not a business day, the immediately preceding business day) plus 1%, plus (b) an applicable margin, which may range from 0.50% to 0.75%, based on our consolidated total net leverage ratio.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property, and certain real property and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of December 31, 2023.

In April 2023, we financed $4.8 million of our corporate insurance premium, all of which was repaid by June 30, 2023.

10. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. Outstanding contracts are recorded on the consolidated balance sheet at fair value as of the end of the reporting period. The aggregate notional amounts of these contracts were $25.0 million and $69.1 million as of December 31, 2023 and 2022, respectively.

Current derivative assets of $0.4 million and $0.6 million as of December 31, 2023 and 2022, respectively, were included in Prepaid expenses and other current assets on our consolidated balance sheets. Current derivative liabilities of $0.2 million and $0.3 million as of December 31, 2023 and 2022, respectively, were included in Other current liabilities in our consolidated balance sheets. Gains (losses) from these derivative instruments of $0.2 million and $(1.2) million for the years ended December 31, 2023 and 2022, respectively, were recognized in Other (expense) income, net in our consolidated statements of operations.

We had no outstanding derivatives as of December 31, 2021 and no activity for the year ended December 31, 2021.

11. Leases

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

Information on our leases is as follows ($ in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Lease cost	$4,517	$4,345	$5,722
Cash paid for leases recognized in operating cash flows	4,632	4,322	5,797
Right-of-use assets obtained in exchange for new lease liabilities	7,800	2,105	5,482

	As of December 31,
	2023	2022
Right-of-use assets recognized in Other assets	$11,076	$8,355
Lease liabilities recognized in Other current liabilities	4,053	3,417
Long-term lease liabilities	9,080	9,960
Weighted-average remaining lease term	3.6 years	3.8 years
Weighted-average discount rate	3.5%	0.5%

Our future minimum lease payments as of December 31, 2023 were (in millions):

For the Years Ending December 31,
2024	$4.1
2025	3.4
2026	2.6
2027	1.5
2028	1.0
Thereafter	1.5
Total	14.1
Less imputed interest	(1.0)
Total	$13.1

12. Allowance for Credit Losses

The following table presents the activity of our allowance for credit losses for the years ended December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Balance at Beginning of Period	$4,135	$4,277
Additions Charged to Expense	268	298
Deductions	(1,201)	(377)
Effects of Foreign Currency	20	(63)
Balance at End of Period	$3,222	$4,135

13. Income Taxes

The tax provision for the year ended December 31, 2021 was prepared on a separate return basis as if we were a separate group of companies under common ownership prior to the distribution. The operations were combined, where allowable by law, as if we were filing on a combined basis for U.S. federal, U.S. state and non-U.S. income tax purposes. As discussed in Note 2, certain NOLs, tax credit carryforwards and unrecognized tax benefits were recognized during the tax year ended December 31, 2021 in accordance with the separate return method but did not carry over with ZimVie in connection with the distribution.

The components of (loss) earnings before income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
U.S. operations	$(60,674)	$(96,110)	$(1,638)
Foreign operations	9,827	41,610	22,220
Total	$(50,847)	$(54,500)	$20,582

The provision (benefit) for income taxes and the income taxes paid consisted of the following (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Current:
Federal	$1,616	$(2,556)	$1,708
State	(875)	483	445
Foreign	5,875	16,407	8,015
Total current taxes	6,616	14,334	10,168
Deferred:
Federal	—	(11,464)	(2,135)
State	—	(5,127)	(913)
Foreign	(1,414)	(5,339)	(2,935)
Total deferred taxes	(1,414)	(21,930)	(5,983)
Provision (benefit) for income taxes	$5,202	$(7,596)	$4,185
Net income taxes paid	$20,152	$25,627	$12,053

A reconciliation of the income tax provision (benefit) at the U.S. statutory income tax rate to our income tax benefit is as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Income tax (benefit) provision at the U.S. statutory rate	$(10,678)	$(11,445)	$4,322
State taxes, net of federal deduction	(1,739)	(1,651)	(311)
R&D tax credit	(79)	(622)	(687)
Change in valuation allowance	6,467	1,033	353
Tax impact of foreign operations, including U.S. taxes on international income and foreign tax credits	3,330	2,116	35
GILTI	2,474	2,406	—
Share-based compensation	1,652	667	(23)
Section 162m excess compensation	1,349	1,157	—
Non-deductible transaction cost	1,001	—	—
Pre-spin tax expense	—	877	—
Other	1,425	(2,134)	496
Income tax provision (benefit)	$5,202	$(7,596)	$4,185

The components of deferred taxes consisted of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Section 174 capitalized cost	$21,749	$15,151
Inventory	21,568	19,591
Net operating loss carryover	10,408	8,463
Share-based compensation	8,228	7,025
163j Limitation	6,518	—
Accrued liabilities	4,069	4,521
Leases - right of use liability	3,578	6,647
Section 263A	3,524	9,610
Accounts receivable	3,264	3,289
Fixed assets	1,357	—
Product liability and litigation	576	1,429
Other	1,900	324
Total deferred tax assets	86,739	76,050
Less: Valuation allowances	(49,084)	(10,748)
Total deferred tax assets after valuation allowances	37,655	65,302
Deferred tax liabilities:
Intangible assets	27,647	46,361
Leases - right of use asset	2,574	5,330
Unremitted earnings of foreign subs	1,703	3,005
Fixed assets	—	9,331
Other	683	464
Total deferred tax liabilities	32,607	64,491
Total net deferred income taxes	$5,048	$811

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2023 and 2022, we had a valuation allowance of $49.1 million and $10.7 million, respectively, against deferred tax assets in select jurisdictions as the Company believes it is more likely than not, that these assets will not be realized.

The increase to the valuation allowance of $38.4 million during 2023 was primarily driven by additional deferred tax assets generated in the U.S. The increase to the valuation allowance of $2.4 million during 2022 was primarily driven by the reserve set against the US group, offset by the release of the allowance on the German group.

At December 31, 2023, net operating loss and tax credit carryovers available to reduce future federal, state and foreign taxable earnings consisted of the following (in millions):

Expiration Period	Net operating loss carryover	Tax credit carryover
2024 - 2028	$3.5	$—
2029 - 2033	0.3	—
2034 - 2043	3.9	—
Indefinite	2.7	—
Total	$10.4	$—
Valuation allowances	$9.0	$—

We intend to repatriate cash when the additional tax related to remitting earnings is deemed immaterial as a portion of these earnings has already been taxed as toll tax or GILTI and is not subject to further U.S. federal tax. Portions of the additional tax would also be offset by allowable foreign tax credits. No deferred tax liability has been recorded on earnings overseas that are expected to be permanently reinvested outside of the U.S. If we decide at a later date to repatriate these earnings to the U.S., we would be required to provide for the net tax effects on these amounts. We expect the majority of these unremitted earnings would be subject to federal tax and state tax, in addition to withholding tax in many jurisdictions. The exact amount of the tax cost to remit these earnings is not determinable. For 2023, we recorded a deferred tax asset of $0.4 million related to entities held for sale on which we could no longer assert indefinite reinvestment.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Balance at January 1	$105	$—	$—
Increases related to current period	168	105	—
Increases related to prior periods	31	—	—
Balance at December 31	$304	$105	$—
Amounts impacting effective tax rate, if balance at December 31 recognized	$304	$105	$—
Interest and penalty expense related to unrecognized tax benefits	$3	$—	$—
Total accrued interest and penalties balance at December 31	3	—	—

As part of the distribution, uncertain tax reserves related to the Zimmer Biomet consolidated return filing groups in prior periods were removed from ZimVie's books as there would be no financial liability related to those positions. These reserves were allocated to discontinued operations as the liability never carried to the ZimVie group.

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

The ZimVie U.S. group filed its first U.S. federal tax return in 2023 for the tax year starting March 1, 2022 and ending December 31, 2022 and therefore is the only open year subject to Internal Revenue Service (“IRS”) audit. However, our entities historically filed consolidated under the Zimmer Biomet U.S. group, which is under continuous audit by the IRS and other taxing authorities. During the course of these audits, Zimmer Biomet receives proposed adjustments from taxing authorities that may be material. ZimVie does not bear any financial liability with regards to these U.S. federal consolidated returns; however, certain states require amended returns as a result of federal audit changes and ZimVie would be responsible for any liabilities arising in ZimVie company separate liability states. We do not anticipate any material adverse outcomes in these audits that would have a material effect on our results of operation or financial condition. The Zimmer Biomet U.S. federal income tax returns have been audited through 2019.

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

In other major jurisdictions, open years are generally 2016 or later.

14. Retirement Benefit Plans

We sponsor defined contribution plans for substantially all of the employees in the U.S. and Puerto Rico, and certain employees in other countries. The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $4.7 million, $5.5 million and $4.8 million related to plans in the U.S. and Puerto Rico for the years ended December 31, 2023, 2022 and 2021, respectively. All other plans were immaterial in aggregate for the periods presented.

15. Segment Data

Our Chief Executive Officer is our CODM. He allocates resources to achieve our operating profit goals and historically reviewed business performance through two operating segments, 1) the dental segment, and 2) the spine segment, which also represented our reportable segments. As discussed in Notes 1 and 3, on December 15, 2023, we entered into a definitive agreement to sell our spine segment. As the spine segment is presented as discontinued operations, it is not required to be presented in the segment disclosures in this Note.

We conduct business in the following countries that hold 10% or more of our total combined property, plant and equipment, net (in thousands):

	As of December 31,
	2023	2022
U.S.	$35,444	$41,034
Spain	14,431	12,562
Other countries	4,292	4,904
Property, plant and equipment, net	$54,167	$58,500

U.S. and foreign sales (based on the location of the customer) are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$269,557	$272,726	$267,689
Spain	51,025	34,837	37,441
Other countries	136,615	152,118	163,352
Third party sales	$457,197	$459,681	$468,482

Sales within any other individual country were less than 10% of our combined sales in each of those years. No single customer accounted for 10% or more of our sales in the years ended December 31, 2023, 2022 and 2021.

16. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $2.6 million and $9.5 million as of December 31, 2023 and December 31, 2022, respectively, and primarily relates to discontinued operations. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

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

17. Related Party Transactions

Prior to the distribution, we did not operate as a standalone business and had various relationships with Zimmer Biomet whereby Zimmer Biomet provided services to us. Following the distribution, certain functions that Zimmer Biomet provided to us prior to the distribution are being performed using our own resources or third-party service providers following the completion of transition services agreements in 2023. The following disclosures summarize activity between us and Zimmer Biomet that are included in our consolidated financial statements.

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

Corporate allocations reflected in the consolidated statements of operations of continuing and discontinued operations are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Cost of products sold	$—	$(78)	$1,210
Selling, general & administrative	—	13,914	76,170
Acquisition, integration, divestiture and related	—	—	6,966

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

Share-Based Compensation

As discussed in Note 5, our employees participated in Zimmer Biomet’s share-based compensation plans, the costs of which were allocated and recorded in cost of products sold, R&D and selling, general and administrative expenses in the consolidated statements of operations. Share-based compensation benefit in continuing and discontinued operations related to our employees prior to the distribution were $1.0 million and $7.3 million for the years ended December 31, 2022 and 2021, respectively.

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

Manufacturing Services to Zimmer Biomet

We have certain manufacturing facilities that also produce orthopedic products that continue to be sold by Zimmer Biomet after the separation. The consolidated statements of operations reflect the sales of these orthopedic products to Zimmer Biomet as related party transactions in periods in which Zimmer Biomet was a related party as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Related party net sales	$339	$4,375	$5,819
Related party cost of products sold, excluding intangible asset amortization	328	4,107	4,248

We continue to sell these products to Zimmer Biomet pursuant to a transition manufacturing and supply agreement. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party. As such, transactions with Zimmer Biomet subsequent to February 1, 2023 are reported as third party transactions.

Net Parent Company Investment

As discussed in Note 1, NPI is primarily impacted by contributions from Zimmer Biomet, which are the result of treasury activity and net funding provided by or distributed to Zimmer Biomet. For the years ended December 31, 2022 and 2021, net transactions with Zimmer Biomet reflected in the cash flows pre-distribution were $6.9 million and $1.3 million, respectively. Activities that impacted the net transfers from Zimmer Biomet include corporate overhead, share-based compensation, debt agreements between the parties and other allocations and centralized cash management. For the years ended December 31, 2022 and 2021, the total impact on NPI from these transactions was $70.4 million and $19.7 million, respectively.

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

The amount due from and to Zimmer Biomet under the various agreements described below were included in related party receivable or payable, as applicable, in our consolidated balance sheets of continuing and discontinued operations as follows (in thousands):

	As of December 31,
	2023	2022
Related party receivable	$—	$8,483
Related party payable	—	13,176

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

The Separation Agreement also provided that, in order to obtain certain requisite governmental approvals, or for other business reasons, following the distribution date, Zimmer Biomet and certain of its affiliates continued to operate certain activities relating to the ZimVie businesses in certain jurisdictions until the requisite approvals were received or the occurrence of all other actions permitting the legal transfer of such activities, and we would receive, to the greatest extent possible, all of the economic benefits and burdens of such activities.

The agreements that we entered into with Zimmer Biomet that govern aspects of ZimVie's relationship with Zimmer Biomet following the distribution include:

Transition Services Agreement

Pursuant to the Transition Services Agreement, we and Zimmer Biomet provided certain services to one another, on an interim, transitional basis following the separation and the distribution. The services provided include certain regulatory services, commercial services, operational services, tax services, clinical affairs services, information technology services, finance and accounting services and human resource and employee benefits services. The agreed-upon charges for such services were generally intended to allow the providing company to recover all costs and expenses of providing such services and are included in Selling, general and administrative expenses in our consolidated statements of operations. Subject to certain exceptions in the case of willful misconduct or fraud, the liability of each of Zimmer Biomet and us under the Transition Services Agreement for the services it provided will be limited to the aggregate service fees paid to it in the immediately preceding one-year period. Obligations under the Transition Services Agreement are substantially complete as of December 31, 2023.

Interim Operating Agreements

Zimmer Biomet and ZimVie entered into a series of IOM agreements pursuant to which Zimmer Biomet and certain of its affiliates that held licenses, permits and other rights in connection with marketing, import and/or distribution of ZimVie products in various jurisdictions prior to the distribution continued to market, import and distribute such products until such time as the relevant licenses and permits were transferred to ZimVie or its affiliates, while permitting ZimVie (or Zimmer Biomet, as applicable) to recognize revenue relating to the sale of its respective products, to the extent practicable. Under such IOM agreements and in accordance with the Separation Agreement, the relevant Zimmer Biomet entity continued operations in the affected market on behalf of ZimVie, with ZimVie receiving all of the economic benefits and burdens of such activities. ZimVie began receiving these economic benefits as of March 1, 2022. Based on the terms of the IOM agreements, ZimVie determined it was the principal under this arrangement when: ZimVie held all risks and rewards of ownership inclusive of risk of loss, market risk and benefits related to the inventory; ZimVie had latitude in pricing; ZimVie had the ability to direct Zimmer Biomet regarding decisions over inventory; and ZimVie was responsible for all credit and collections risks and losses associated with the related receivables. ZimVie was the principal in the majority of the IOM agreements and recognized those sales on a gross basis. In limited jurisdictions, ZimVie was not the principal and recognized revenue on a net basis. Upon exit of certain IOM agreements during 2022, we paid $7.8 million to Zimmer Biomet for the purchase of accounts receivable and inventory, and all obligations under the IOM agreements were complete by December 31, 2022.

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

Employee Matters Agreement

The Employee Matters Agreement allocated liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters. The Employee Matters Agreement governed certain compensation and employee benefits obligations with respect to the current and former employees and non-employee directors of each party. The Employee Matters Agreement provided that, except as otherwise specified, Zimmer Biomet was generally responsible for liabilities associated with employees who remained employed by Zimmer Biomet and former employees whose last employment was with Zimmer Biomet’s businesses, and we were generally responsible for liabilities associated with employees who are employed by us and former employees whose last employment was with the ZimVie businesses. The Employee Matters Agreement provided for the conversion of the outstanding awards granted under Zimmer Biomet’s equity compensation programs into adjusted awards relating to shares of Zimmer Biomet and/or ZimVie common stock in a manner intended to preserve the aggregate intrinsic value of the original awards. The adjusted awards are subject to substantially similar terms, vesting conditions, post-termination exercise rules and other restrictions that applied to the original Zimmer Biomet awards immediately before the separation. All obligations under the Employee Matters Agreement were complete as of December 31, 2022.

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

Other agreements include the Intellectual Property Matters Agreement and the Transitional Trademark License Agreement.

18. Restructuring

In April 2023, we initiated restructuring activities to better position our organization for future success based on the current business environment. In July 2023, we continued these activities and took additional actions. These activities have the objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions and levels. During the year ended December 31, 2023, we recorded pre-tax charges of $4.2 million related to these actions. The restructuring charges incurred in the year ended December 31, 2023 under this plan were primarily related to employee termination benefits and professional fees. Future charges under this plan are expected to be negligible.

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. During the years ended December 31, 2023 and 2022, actions under this plan resulted in pre-tax charges of $0.3 million and $2.5 million, respectively. The restructuring charges incurred in the year ended December 31, 2023 under this plan were primarily related to employee termination benefits. We have incurred pre-tax charges of $2.8 million from inception through December 31, 2023, and we anticipate total charges of approximately $3.8 million related to this plan. We anticipate incurring the remaining charges throughout 2024.

In December 2019 and December 2021, Zimmer Biomet initiated restructuring plans (the "ZB Restructuring Plans") with an objective of reducing costs to allow further investment in higher priority growth opportunities. We incurred pre-tax restructuring charges related to the ZB Restructuring Plans of $0, $0.1 million and $0.3 million in 2023, 2022 and 2021, respectively. The restructuring charges incurred under these plans primarily related to impairment of assets. We have not incurred and do not expect to incur material expenses from the ZB Restructuring Plans after June 30, 2022.

The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above and excludes non-cash charges (in thousands):

	Employee Termination Benefits	Other	Total
Balance, December 31, 2021	$—	$—	$—
Additions	2,558	—	2,558
Cash payments	(1,101)	—	(1,101)
Balance, December 31, 2022	1,457	—	1,457
Additions	2,811	1,679	4,490
Cash payments	(3,321)	(1,679)	(5,000)
Balance, December 31, 2023	$947	$—	$947

19. Quarterly Financial Data (UNAUDITED)

The following presents a summary of the unaudited quarterly data for the years ended December 31, 2023 and 2022 (amounts in millions, except per share data):

	Year Ended December 31, 2023
Quarter	4th	3rd	2nd	1st
Third party sales, net	$113.1	$105.3	$118.6	$120.2
Operating loss	(15.2)	(2.1)	(9.0)	(4.6)
Net Loss from Continuing Operations of ZimVie Inc.	(22.1)	(8.0)	(11.4)	(14.5)
(Loss) income from discontinued operations, net of tax	(312.7)	2.9	(12.0)	(15.5)
Net Loss of ZimVie Inc.	$(334.8)	$(5.1)	$(23.4)	$(30.0)

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.83)	$(0.30)	$(0.43)	$(0.55)
Discontinued operations	(11.76)	0.11	(0.46)	(0.59)
Net Loss	$(12.59)	$(0.19)	$(0.89)	$(1.14)

Diluted (Loss) Earnings Per Common Share
Continuing operations	$(0.83)	$(0.30)	$(0.43)	$(0.55)
Discontinued operations	(11.76)	0.11	(0.46)	(0.59)
Net Loss	$(12.59)	$(0.19)	$(0.89)	$(1.14)

In the fourth quarter of 2023, we recorded a $289.5 million pre-tax write-down of the spine disposal group to fair value (see Note 3).

	Year Ended December 31, 2022
Quarter	4th	3rd	2nd	1st
Third party sales, net	$115.7	$105.2	$118.2	$120.6
Operating loss	(12.6)	(19.4)	(4.6)	(9.9)
Net Loss from Continuing Operations of ZimVie Inc.	(15.3)	(16.6)	(4.9)	(10.1)
(Loss) income from discontinued operations, net of tax	(15.0)	17.4	(3.8)	(15.6)
Net (Loss) Earnings of ZimVie Inc.	$(30.3)	$0.8	$(8.7)	$(25.7)

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.59)	$(0.64)	$(0.19)	$(0.39)
Discontinued operations	(0.57)	0.67	(0.14)	(0.59)
Net (Loss) Earnings	$(1.16)	$0.03	$(0.33)	$(0.98)

Diluted (Loss) Earnings Per Common Share
Continuing operations	$(0.59)	$(0.63)	$(0.19)	$(0.39)
Discontinued operations	(0.57)	0.66	(0.14)	(0.59)
Net (Loss) Earnings	$(1.16)	$0.03	$(0.33)	$(0.98)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2023 and issued an unqualified opinion thereon as stated in their report, which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference from our definitive Proxy Statement for the 2024 annual meeting of stockholders (the “2024 Proxy Statement”).

Information regarding our executive officers is included in Part I, Item 1 of this Annual Report under the caption "Information About Our Executive Officers."

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from our 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from our 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is incorporated by reference from our 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item is incorporated by reference from our 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements: See the Consolidated Financial Statements under Part II, Item 8 on page 46 of this Annual Report.

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

2.2**

Equity Purchase Agreement, dated as of December 15, 2023, among ZimVie Inc., ZEB Buyer, LLC and Zimmer Biomet Spine, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).

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

10.8+

ZimVie Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 of the Company’s Form S-8 Registration Statement (Registration No. 333-263069) filed with the SEC on February 28, 2022).

10.9+	ZimVie Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).
10.10+	ZimVie Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.11+

ZimVie Inc. Change in Control Severance Agreement with Vafa Jamali, dated as of March 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.12+	Form of ZimVie Inc. Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.13+	ZimVie Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.14+	ZimVie Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).
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
10.19+

Form of ZimVie Inc. Three-Year Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.20+

Form of ZimVie Inc. Three-Year Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023).

10.21+

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

10.23+

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

10.25+

Offer Letter, dated as of August 13, 2021, by and between Zimmer Biomet Holdings, Inc. and Richard J. Heppenstall (incorporated by reference to Exhibit 10.10 of the Company’s Form 10 Registration Statement filed with the SEC on January 21, 2022).

10.26+

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

21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	ZimVie Inc. Compensation Recovery Policy effective February 17, 2023 (amended October 2, 2023).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ZimVie hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZimVie Inc.

Date: February 28, 2024	By:	/s/ Vafa Jamali
Vafa Jamali
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vafa Jamali	President, Chief Executive Officer and Director	February 28, 2024
Vafa Jamali	(Principal Executive Officer)

/s/ Richard Heppenstall	Executive Vice President, Chief Financial Officer and Treasurer	February 28, 2024
Richard Heppenstall	(Principal Financial Officer)

/s/ Sandra Schneider	Chief Accounting Officer	February 28, 2024
Sandra Schneider	(Principal Accounting Officer)

/s/ Vinit Asar	Director	February 28, 2024
Vinit Asar

/s/ Sally Crawford	Director	February 28, 2024
Sally Crawford

/s/ David King	Director	February 28, 2024
David King

/s/ Richard Kuntz, M.D.	Director	February 28, 2024
Richard Kuntz, M.D.

/s/ Karen Matusinec	Director	February 28, 2024
Karen Matusinec