Form 10-Q
period 2024-03-31
ZimVie Inc.
filed 2024-05-08
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41242

ZIMVIE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2007795
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4555 Riverside Drive Palm Beach Gardens, FL	33410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 342-5454

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ZIMV	The Nasdaq Stock Market LLC

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

The number of shares of the Registrant’s Common Stock outstanding as of May 3, 2024 was 27,288,700.

ZIMVIE INC.

QUARTERLY REPORT

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of federal securities laws, including, among others, any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “track,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: dependence on new product development, technological advances and innovation; shifts in the product category or regional sales mix of our products and services; supply and prices of raw materials and products; pricing pressures from competitors, customers, dental practices and insurance providers; changes in customer demand for our products and services caused by demographic changes or other factors; challenges relating to changes in and compliance with governmental laws and regulations affecting our United States (“U.S.”) and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of products; competition; the impact of healthcare reform measures; reductions in reimbursement levels by third-party payors; cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare group purchasing organizations, including the volume-based procurement process in China; control of costs and expenses; dependence on a limited number of suppliers for key raw materials and outsourced activities; the ability to obtain and maintain adequate intellectual property protection; breaches or failures of our information technology systems or products, including by cyberattack, unauthorized access or theft; the ability to retain the independent agents and distributors who market our products; our ability to attract, retain and develop the highly skilled employees we need to support our business; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; the ability to form and implement alliances; changes in tax obligations arising from tax reform measures, including European Union rules on state aid, or examinations by tax authorities; product liability, intellectual property and commercial litigation losses; changes in general industry and market conditions, including domestic and international growth rates; changes in general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations; the effects of global pandemics and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective procedures and our ability to collect accounts receivable; and the impact of the ongoing financial and political uncertainty on countries in the Euro zone on the ability to collect accounts receivable in affected countries.

See also Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from the forward-looking statements. Readers of this Quarterly Report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Net Sales
Third party, net	$118,195	$120,170
Related party, net	—	236
Total Net Sales	118,195	120,406
Cost of products sold, excluding intangible asset amortization	(44,258)	(42,875)
Related party cost of products sold, excluding intangible asset amortization	—	(231)
Intangible asset amortization	(6,022)	(6,794)
Research and development	(6,701)	(7,206)
Selling, general and administrative	(60,330)	(66,973)
Restructuring and other cost reduction initiatives	(2,579)	(1,172)
Acquisition, integration, divestiture and related	(1,037)	(1,342)
Operating Expenses	(120,927)	(126,593)
Operating Loss	(2,732)	(6,187)
Other expense, net	(311)	(30)
Interest expense, net	(4,366)	(5,075)
Loss from continuing operations before income taxes	(7,409)	(11,292)
Provision for income taxes from continuing operations	(4,074)	(5,077)
Net Loss from Continuing Operations of ZimVie Inc.	(11,483)	(16,369)
Earnings (loss) from discontinued operations, net of tax	3,722	(13,599)
Net Loss of ZimVie Inc.	$(7,761)	$(29,968)

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.42)	$(0.62)
Discontinued operations	0.13	(0.52)
Net Loss	$(0.29)	$(1.14)

Diluted (Loss) Earnings Per Common Share:
Continuing operations	$(0.42)	$(0.62)
Discontinued operations	0.13	(0.52)
Net Loss	$(0.29)	$(1.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net Loss of ZimVie Inc.	$(7,761)	$(29,968)
Other Comprehensive (Loss) Income:
Foreign currency cumulative translation adjustments, net of tax	(15,439)	10,517
Total Other Comprehensive (Loss) Income	(15,439)	10,517
Comprehensive Loss	$(23,200)	$(19,451)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	As of
	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$43,528	$71,511
Accounts receivable, net of allowance for credit losses of $2,823 and $3,222, respectively	68,931	65,168
Inventories	77,235	79,600
Prepaid expenses and other current assets	17,132	23,825
Current assets of discontinued operations	248,315	242,773
Total Current Assets	455,141	482,877
Property, plant and equipment, net of accumulated depreciation of $127,085 and $126,624, respectively	52,120	54,167
Goodwill	260,356	262,111
Intangible assets, net	109,480	114,354
Other assets	27,016	26,747
Noncurrent assets of discontinued operations	267,494	265,089
Total Assets	$1,171,607	$1,205,345
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$26,955	$27,785
Income taxes payable	4,382	2,863
Other current liabilities	62,419	67,108
Current portion of long-term debt	7,013	—
Current liabilities of discontinued operations	68,879	75,858
Total Current Liabilities	169,648	173,614
Deferred income taxes	165	265
Lease liability	9,795	9,080
Other long-term liabilities	9,340	9,055
Non-current portion of debt	502,056	508,797
Noncurrent liabilities of discontinued operations	92,274	95,041
Total Liabilities	783,278	795,852
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 27,273 and 27,076, respectively	273	271
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	925,030	922,996
Accumulated deficit	(448,575)	(440,814)
Accumulated other comprehensive loss	(88,399)	(72,960)
Total Stockholders' Equity	388,329	409,493
Total Liabilities and Stockholders' Equity	$1,171,607	$1,205,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Loss	Equity
Balance December 31, 2023	$271	$922,996	$(440,814)	$(72,960)	$409,493
Net loss	—	—	(7,761)	—	(7,761)
Stock plan activity	2	(1,439)	—	—	(1,437)
Share-based compensation expense	—	3,473	—	—	3,473
Other comprehensive loss	—	—	—	(15,439)	(15,439)
Balance March 31, 2024	$273	$925,030	$(448,575)	$(88,399)	$388,329

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Loss	Equity
Balance December 31, 2022	$262	$897,028	$(47,532)	$(91,154)	$758,604
Net loss	—	—	(29,968)	—	(29,968)
Stock plan activity	2	(393)	—	—	(391)
Share-based compensation expense	—	4,841	—	—	4,841
Other comprehensive income	—	—	—	10,517	10,517
Balance March 31, 2023	$264	$901,476	$(77,500)	$(80,637)	$743,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities:
Net loss of ZimVie Inc.	$(7,761)	$(29,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,430	32,631
Share-based compensation	3,473	4,841
Deferred income tax provision	(233)	(4,208)
Loss on disposal of fixed assets	413	—
Other non-cash items	1,596	1,556
Adjustment of spine disposal group to fair value (Note 2)	(11,143)	—
Changes in operating assets and liabilities
Income taxes	6,586	7,047
Accounts receivable	(6,651)	(4,958)
Related party receivable	—	8,483
Inventories	4,588	5,431
Prepaid expenses and other current assets	323	1,311
Accounts payable and accrued liabilities	(10,264)	(11,572)
Related party payable	—	(13,176)
Other assets and liabilities	(868)	(4,614)
Net cash used in operating activities	(11,511)	(7,196)
Cash flows used in investing activities:
Additions to instruments	(1,316)	(1,951)
Additions to other property, plant and equipment	(835)	(1,887)
Other investing activities	(1,987)	(1,994)
Net cash used in investing activities	(4,138)	(5,832)
Cash flows used in financing activities:
Payments on debt	—	(10,519)
Payments related to tax withholding for share-based compensation	(1,437)	(417)
Net cash used in financing activities	(1,437)	(10,936)
Effect of exchange rates on cash and cash equivalents	(2,098)	777
Decrease in cash and cash equivalents	(19,184)	(23,187)
Cash and cash equivalents, beginning of year	87,768	89,601
Cash and cash equivalents, end of period	$68,584	$66,414
Presentation includes cash of both continuing and discontinued operations

Supplemental cash flow information:
Income taxes (refunded) paid, net	$(2,366)	$1,664
Interest paid	9,360	8,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Background, Nature of Business and Basis of Presentation

Background

On March 1, 2022, ZimVie Inc. ("ZimVie," "we," "us" and "our") and Zimmer Biomet Holdings, Inc. ("Zimmer Biomet" or "Parent") entered into a Separation and Distribution Agreement (the "Separation Agreement"), pursuant to which Zimmer Biomet agreed to spin off its spine and dental businesses into ZimVie. The distribution resulted in ZimVie becoming a standalone, publicly traded company. Following the distribution, Zimmer Biomet initially retained 19.7% of the outstanding shares of ZimVie common stock, and all transactions between ZimVie and Zimmer Biomet from the distribution to February 1, 2023 were reported as related party transactions. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party. As such, transactions with Zimmer Biomet subsequent to February 1, 2023 are reported as third party transactions. See Note 17 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report") for further description of the impact of the distribution and post-spin activities with Zimmer Biomet.

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

Basis of Presentation

The accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, and the related condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of shareholders' equity and condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 of ZimVie are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for the fair statement of such condensed consolidated financial statements have been made. The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report. During the three months ended March 31, 2024, we recorded out of period adjustments that increased the Loss from continuing operations before income taxes and reduced Earnings from discontinued operations, net of tax, by $1.8 million and $0.7 million, respectively. We have concluded these out of period adjustments did not have a material impact on our interim condensed consolidated financial statements for the three months ended March 31, 2024, nor were they material to previously issued interim and annual consolidated financial statements.

Restricted Cash - As of both March 31, 2024 and December 31, 2023, we had $1.5 million in restricted cash. The restriction as of March 31, 2024 and December 31, 2023 is on cash held in China as a result of ongoing litigation with a spine products distributor in China related to our decision to exit our spine products business in China.

Sale of Spine Business - On December 15, 2023, we entered into a definitive agreement to sell our spine segment to an affiliate of H.I.G. Capital for $375 million in total consideration, comprised of $315 million in cash, subject to certain customary adjustments as set forth in the agreement, and $60 million in the form of a promissory note that will accrue interest at a rate of 10% per annum, compounded semi-annually, payable in kind. On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.2 million (inclusive of $2.2 million in preliminary closing adjustments), subject to certain customary adjustments as set forth in the agreement, and received proceeds of $311.8 million, excluding the promissory note and transaction costs. See Note 2 for additional discussion.

The historical results of our spine segment have been reflected as discontinued operations in our condensed consolidated financial statements as the sale represents a strategic shift in our business that has a major effect on operations and financial results. The assets and liabilities associated with this business are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets. The disclosures presented in the notes to the condensed consolidated financial statements are presented on a continuing operations basis, unless otherwise noted.

Accounting Pronouncements Recently Issued

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. This ASU amends the interim and annual disclosure requirements related to a variety of subtopics in the Accounting Standards Codification, including those focusing on accounting changes, earnings per share, debt and repurchase agreements. The guidance will be applied prospectively. The effective date for each amendment will be the date when the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are currently evaluating the effect of this ASU, but we do not expect it will have a material impact on our condensed consolidated financial statements or disclosures.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The key amendments require disclosure of significant segment expenses on an annual and interim basis that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, including other segment items by reportable segment and a description of their composition, and to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Topic 280, Segment Reporting, in interim periods as well. This ASU includes certain clarifications for measuring a segment's profit or loss in assessment by the CODM, disclosure of title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently in the process of evaluating the effect of this ASU.

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

In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their consolidated financial statements. While the SEC voluntarily stayed the rules due to pending judicial review, the rules in their current form would be effective for accelerated filers for annual periods beginning after December 15, 2025. We are currently in the process of evaluating the effect of these final rules.

Other recently issued ASUs, excluding ASUs discussed above, were assessed and determined to be not applicable, or are not expected to have a material impact on our condensed consolidated financial statements or disclosures.

2. Discontinued Operations

As discussed in Note 1, on December 15, 2023, we entered into a definitive agreement to sell our spine segment. The historical financial condition and results of operations of our spine segment have been reflected as discontinued operations in our condensed consolidated financial statements. The assets and liabilities associated with this segment are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets.

On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.2 million (inclusive of $2.2 million in preliminary closing adjustments), subject to certain customary adjustments as set forth in the agreement, and received proceeds of $311.8 million, excluding the promissory note and transaction costs.

In conjunction with the sale, we entered into a Transition Services Agreement ("TSA") to provide certain support services for up to 12 months from the closing date of the sale. These services include, among others, accounting, information technology, human resources, quality assurance, regulatory affairs and customer support. Income recognized related to the TSA will be recorded as Other income in our condensed consolidated statements of operations.

Details of earnings (loss) from discontinued operations included in our condensed consolidated statement of operations are as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net Sales
Third party, net	$93,824	$104,918
Related party, net	—	103
Total Net Sales	93,824	105,021
Cost of products sold, excluding intangible asset amortization	(28,441)	(27,842)
Related party cost of products sold, excluding intangible asset amortization	—	(97)
Intangible asset amortization	—	(13,715)
Research and development	(6,654)	(8,168)
Selling, general and administrative	(54,121)	(60,995)
Restructuring and other cost reduction initiatives	(1,851)	(3,802)
Acquisition, integration, divestiture and related	(6,373)	(341)
Other expense, net	(344)	(876)
Interest expense, net (1)	(5,294)	(3,891)
Loss from discontinued operations before income taxes	(9,254)	(14,706)
Adjustment of spine disposal group to fair value (2)	11,143	—
Benefit for income taxes from discontinued operations	1,833	1,107
Earnings (loss) from discontinued operations, net of tax	$3,722	$(13,599)

(1)
A portion of the interest on our Term Loan (as defined and described in Note 8) has been allocated to discontinued operations consistent with the amount of proceeds used to repay a portion of the amounts outstanding under our Term Loan in accordance with our Credit Agreement (as defined and described in Note 8).
(2)
We performed an impairment analysis of the spine segment in December 2023 on a held-for-sale basis. The fair value of consideration to be received upon closure of the transaction was less than the carrying value of the spine segment's net assets resulting in a write-down of $289.5 million. We updated our analysis as of March 31, 2024, which resulted in a reduction of the December 2023 write-down of $11.1 million.

Details of assets and liabilities of discontinued operations are as follows (in thousands):

	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$25,056	$16,257
Accounts receivable, less allowance for credit losses	84,622	83,871
Inventories	125,115	130,430
Prepaid expenses and other current assets	13,522	12,215
Total Current Assets of Discontinued Operations	248,315	242,773
Property, plant and equipment, net	63,488	62,692
Intangible assets, net	468,008	477,110
Other assets	14,311	14,743
Total Noncurrent Assets of Discontinued Operations	545,807	554,545
Accounts payable	$22,547	$24,186
Income taxes payable	512	410
Other current liabilities	45,820	51,262
Total Current Liabilities of Discontinued Operations	68,879	75,858
Deferred income taxes	83,712	86,037
Lease liability	7,102	8,032
Other long-term liabilities	1,460	972
Total Noncurrent Liabilities of Discontinued Operations	$92,274	$95,041
Adjustment of spine disposal group to fair value (1)	(278,313)	(289,456)

(1) This adjustment is reflected in Noncurrent assets of discontinued operations in the condensed consolidated balance sheets.

Cash flows attributable to our discontinued operations are included on our condensed consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Depreciation and amortization	$—	$24,003
Share-based compensation	712	617
Adjustment of spine disposal group to fair value	11,143	—
Additions to instruments	1,316	1,951
Additions to other property, plant & equipment	88	795

3. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by historical reportable segment (in thousands):

Total
Balance at December 31, 2023
Goodwill, Gross	$404,111
Accumulated impairment losses	(142,000)
Goodwill, Net	262,111
Currency translation	(1,755)
Balance at March 31, 2024
Goodwill, Gross	402,356
Accumulated impairment losses	(142,000)
Goodwill, Net	$260,356

The components of identifiable intangible assets were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2023:
Intangible assets subject to amortization:
Gross carrying amount	$168,841	$37,056	$143,565	$47,670	$397,132
Accumulated amortization	(113,354)	(23,393)	(98,361)	(47,670)	(282,778)
Total identifiable intangible assets	$55,487	$13,663	$45,204	$—	$114,354
As of March 31, 2024:
Intangible assets subject to amortization:
Gross carrying amount	$168,787	$36,782	$141,595	$47,564	$394,728
Accumulated amortization	(115,456)	(23,941)	(99,787)	(46,064)	(285,248)
Total identifiable intangible assets	$53,331	$12,841	$41,808	$1,500	$109,480

Estimated annual amortization expense for the years ending December 31, 2024 through 2028 based on exchange rates in effect at December 31, 2023 is as follows (in millions):

For the Years Ending December 31,
2024 (remaining)	$18.2
2025	22.2
2026	22.2
2027	16.9
2028	11.8

4. Share-Based Compensation

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

ZimVie Awards

The ZimVie Inc. 2022 Stock Incentive Plan was established effective as of March 1, 2022, and was amended effective May 12, 2023 (as amended, the "2022 Plan"). A total of 6.0 million shares of common stock are authorized for issuance under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At March 31, 2024, 2.9 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock and RSUs. Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. Additionally, in cases of special circumstances as determined by the Compensation Committee of the Board of Directors, the Compensation Committee may, it its sole discretion, accelerate vesting. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

Share-based compensation expense was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$(18)	$265
Research and development	401	422
Selling, general and administrative	3,090	4,154
	3,473	4,841
Tax benefit related to awards	(861)	(1,209)
Total expense, net of tax	$2,612	$3,632

Share-based compensation expense related to discontinued operations is included in the table above and is disclosed in Note 2.

Stock option activity was as follows:

	Three Months Ended March 31, 2024
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at December 31, 2023	2,303,143	$26.83
Granted	—	—
Exercised	(1,117)	18.58
Forfeited	(82,798)	26.10
Outstanding at March 31, 2024	2,219,228	$26.87	5.5	$—
Exercisable at March 31, 2024	1,852,652	$26.72	5.0	$—

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

Aggregate intrinsic value was negligible at March 31, 2024. At March 31, 2024, we had unrecognized share-based compensation cost related to unvested stock options of $4.2 million, which is expected to be amortized over the remaining weighted average vesting period of approximately 1.1 years.

RSU activity was as follows:

	Three Months Ended March 31, 2024
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2023	1,942,210	$15.13
Granted	738,939	17.58
Vested	(278,865)	28.13
Forfeited	(132,728)	14.22
Outstanding at March 31, 2024	2,269,556	$14.38

RSUs outstanding at March 31, 2024 included 326,321 RSUs (at target) with performance-based vesting provisions ("PRSUs"). PRSUs may vest from 0-150% of target based on the level of achievement of pre-defined performance metrics. PRSUs are payable in common shares and do not have the right to vote until vested. Compensation expense related to PRSUs is recognized over a 36-month cliff vesting period, and is adjusted as needed for changes in the projected level of achievement of the performance metrics.

At March 31, 2024, we had unrecognized share-based compensation cost related to unvested RSUs of $22.1 million, which is expected to be amortized into earnings over the remaining weighted average vesting period of approximately 1.5 years. The total fair value of RSUs granted during the three months ended March 31, 2024 and 2023 was $13.0 million and negligible, respectively. The total fair value of RSUs that vested during the three months ended March 31, 2024 and 2023 was $7.8 million and $6.1 million, respectively.

5. Earnings Per Share

The calculation of weighted average shares for basic and diluted net loss per common share is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2024	2023
Net Loss from Continuing Operations of ZimVie Inc.	$(11,483)	$(16,369)
Earnings (loss) from discontinued operations, net of tax	3,722	(13,599)
Net Loss of ZimVie Inc.	$(7,761)	$(29,968)

Weighted average shares outstanding for basic net loss per common share	27,125	26,263
Effect of dilutive stock options and other equity awards (1)	—	—
Weighted average shares outstanding for diluted net loss per common share	27,125	26,263

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.42)	$(0.62)
Discontinued operations	0.13	(0.52)
Net Loss	$(0.29)	$(1.14)

Diluted (Loss) Earnings Per Common Share:
Continuing operations	$(0.42)	$(0.62)
Discontinued operations	0.13	(0.52)
Net Loss	$(0.29)	$(1.14)

(1) Since we incurred a net loss in each of the three months ended March 31, 2024 and 2023, no dilutive stock options or other equity awards were included as diluted shares in those periods.

For the three months ended March 31, 2024 and 2023, a weighted average of 2.4 million and 3.4 million, respectively, options to purchase shares of common stock were not included in the computation of diluted net loss per share as the exercise prices of these options were greater than the average market price of the common stock.

6. Balance Sheet Details

Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$50,007	$54,456
Work-in-progress	21,159	20,659
Raw materials	6,069	4,485
Inventories	$77,235	$79,600

Amounts related to cost of products sold in the condensed consolidated statements of operations for excess and obsolete ("E&O") inventory, including certain product lines we intend to discontinue, were an expense of $0.7 million and a benefit of $1.0 million in the three months ended March 31, 2024 and 2023, respectively.

Other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Other current liabilities:
Salaries, wages and benefits	$18,155	$23,171
Lease liabilities	3,700	4,053
Other liabilities	40,564	39,884
Total other current liabilities	$62,419	$67,108

7. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 9) are determined using Level 2 inputs. The carrying value of our debt (see Note 8) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, and accounts payable) approximated their fair values at March 31, 2024 and December 31, 2023 due to their short-term nature.

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2023	$9,799
Settlements	(2,963)
Balance March 31, 2024	$6,836

8. Debt

Our debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Term loan	$511,912	$511,912
Debt issuance costs	(2,843)	(3,115)
Total debt	509,069	508,797
Less: current portion	(7,013)	—
Total debt due after one year	$502,056	$508,797

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

As of March 31, 2024, $511.9 million was outstanding on the Term Loan, and there were no outstanding borrowings under the Revolver. On April 1, 2024, we prepaid $275.0 million on the Term Loan using proceeds from the sale of our spine segment (as discussed in Notes 1 and 2), and we wrote off $0.9 million of debt issuance costs. As a result of this prepayment, we have no more scheduled quarterly amortization payments on the Term Loan, and the remaining balance is due at maturity on February 28, 2027.

As of March 31, 2024, our interest rate was the secured overnight financing rate plus the applicable margin of 1.75% for term benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property and certain real property, and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of March 31, 2024.

See Note 9 to our consolidated financial statements included in our Annual Report for additional information on our Credit Agreement.

In April 2023, we financed $4.8 million of our corporate insurance premium, all of which was repaid by June 30, 2023.

9. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. Outstanding contracts are recorded in our condensed consolidated balance sheet at fair value as of the end of the reporting period. The aggregate notional amounts of these contracts were $38.0 million as of March 31, 2024 and $25.0 million as of December 31, 2023.

Current derivative assets of a negligible amount and $0.4 million as of March 31, 2024 and December 31, 2023, respectively, were included in Prepaid expenses and other current assets on our condensed consolidated balance sheets. Current derivative liabilities of $0.1 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively, were included in Other current liabilities in our condensed consolidated balance sheets. Gains (losses) from these derivative instruments recognized in our condensed consolidated statements of operations in Other expense, net were $0.1 million and ($0.1 million) for the three months ended March 31, 2024 and 2023, respectively.

10. Income Taxes

Our effective tax rate (“ETR”) on loss before income taxes was (55.0)% and (45.0)% for the three months ended March 31, 2024 and 2023, respectively. In the three months ended both March 31, 2024 and 2023, the income tax benefit was lower than the 21% U.S. federal statutory rate due to losses not benefited as a result of valuation allowances and unfavorable U.S. taxable income modifications such as Global Intangible Low-Taxed Income (“GILTI”) and shortfalls on stock compensation.

11. Segment Data

Our Chief Executive Officer is our Chief Operating Decision Maker. He allocates resources to achieve our operating profit goals and historically reviewed business performance through two operating segments, 1) the dental segment, and 2) the spine segment, which also represented our reportable segments. As discussed in Notes 1 and 2, the spine segment is presented as discontinued operations and is not required to be presented in the segment disclosures.

We conduct business in the following countries that hold 10% or more of our total combined property, plant and equipment, net (in thousands):

	As of
	March 31, 2024	December 31, 2023
U.S.	$33,933	$35,444
Spain	14,354	14,431
Other countries	3,833	4,292
Property, plant and equipment, net	$52,120	$54,167

U.S. and foreign sales (based on the location of the customer) are as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
U.S.	$67,748	$69,907
Spain	15,347	15,726
Other countries	35,100	34,537
Third party sales	$118,195	$120,170

Sales within any other individual country were less than 10% of our combined sales in each of those periods. No single customer accounted for 10% or more of our sales in the three months ended March 31, 2024 and 2023.

12. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $2.5 million and $2.6 million as of March 31, 2024 and December 31, 2023, respectively, and mostly relates to discontinued operations. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

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

13. Restructuring and Other Cost Reduction Initiatives

In January 2024, we initiated restructuring activities to better structure the organization to support our dental segment after the disposal of the spine segment. During the three months ended March 31, 2024, we recorded pre-tax charges of $2.4 million related to these activities. The restructuring charges incurred under this plan were primarily related to employee termination benefits. We anticipate total charges of approximately $7.0 million related to this plan.

In April and July 2023, we initiated restructuring activities to better position our organization for future success based on the then-current business environment. These activities had the objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions and levels. During the three months ended March 31, 2024 and 2023, the pre-tax charges recorded under this plan were negligible and $1.2 million , respectively, primarily related to professional fees. We have incurred pre-tax charges of $4.1 million from inception through March 31, 2024 and no future charges are expected under this plan.

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. During the three months ended March 31, 2024, we recorded pre-tax charges of $0.2 million related to the actions under this plan, primarily related to employee termination benefits. During the three months ended March 31, 2023, actions under this plan resulted in pre-tax charges that were negligible. We have incurred pre-tax charges of $3.0 million from inception through March 31, 2024, and we anticipate total charges of approximately $3.8 million related to this plan. We anticipate incurring the remaining charges throughout the remainder of 2024.

The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above and excludes non-cash charges (in thousands):

	Three Months Ended March 31,
	Employee Termination Benefits	Other	Total
Balance, December 31, 2023	$947	$—	$947
Additions	2,507	71	2,578
Cash payments	(1,613)	(71)	(1,684)
Balance, March 31, 2024	$1,841	$—	$1,841

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

Our History

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

In the dental segment, our core services include designing, manufacturing and distributing dental implant systems. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to support dental tooth replacement and restoration procedures. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental prosthetic products are aimed at providing a more natural restoration to resemble the original teeth, and dental regenerative products are for soft tissue and bone rehabilitation.

In the spine segment, our core services include designing, manufacturing and distributing medical devices and surgical instruments to deliver comprehensive solutions for individuals with back or neck pain caused by degenerative conditions, deformities or traumatic injury of the spine. Our broad portfolio addresses all areas of spine with market leadership in cervical disc replacement and vertebral body tethering to treat pediatric scoliosis. We also provide devices that promote bone healing.

Sale of Spine Segment

On December 15, 2023, we entered into a definitive agreement to sell our spine segment to an affiliate of H.I.G. Capital. On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.2 million (inclusive of $2.2 million in preliminary closing adjustments), subject to certain customary adjustments as set forth in the agreement, and received proceeds of $311.8 million, excluding the promissory note and transaction costs. See additional information in Notes 1 and 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

RESTRUCTURING AND OTHER COST REDUCTION INITIATIVES

Below is a summary of our restructuring and other cost reduction initiatives. For further information, refer to our discussion of expenses below under “Results of Operations - Three Months Ended March 31, 2024 and 2023 - Operating Expenses” and in Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

2024 Program

In January 2024, we initiated restructuring activities to better structure the organization to support our dental segment following the disposal of the spine segment, as discussed in the "Overview - Sale of Spine Segment" above.

2023 Programs

In April and July 2023, we initiated restructuring activities to better position our organization for future success based on the current business environment. These activities have the objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions and levels.

2022 Program

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. Remaining activities under this program primarily relate to final approval and execution of plans in Asia.

RESULTS OF OPERATIONS

As discussed above in the "Overview," we entered into a definitive agreement in December 2023 to sell our spine segment, which closed on April 1, 2024. As such, the historical results of our spine segment have been reflected as discontinued operations in our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, and the following discussion is presented on a continuing operations basis. See Notes 1 and 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for details of the financial condition, results of operations and selected cash flows of our spine segment.

Three Months Ended March 31, 2024 and 2023

Net Sales

The following table presents net sales and the components of the percentage changes ($ in thousands):

	Three Months Ended March 31,					Foreign
	2024	2023	% Inc/(Dec)	Volume/Mix	Price	Exchange
Third party, net	$118,195	$120,170	(1.6)%	(0.3)%	(1.1)%	(0.2)%
Related party, net	—	236	(100.0)%	N/A	N/A	N/A
Total Net Sales	$118,195	$120,406	(1.8)%	N/A	N/A	N/A

Volume/Mix Trends

Volume declined slightly in the three months ended March 31, 2024 compared to the same prior year period. Lower dental implant sales were mostly offset by increases in digital dentistry and biomaterials.

Pricing Trends

We experienced a price decline in the three months ended March 31, 2024 compared to the same prior year period, primarily related to pricing pressures on premium dental implant system sales in North America resulting from a customer mix shift and customer consolidation in the specialty segment.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in U.S. Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros and Japanese Yen. For the three months ended March 31, 2024, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to the weakening of the Japanese Yen against the U.S. Dollar.

Expenses as a Percent of Net Sales

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Inc/(Dec)
Cost of products sold including related party, excluding intangible asset amortization	37.4%	35.8%	1.6%
Intangible asset amortization	5.1	5.6	(0.5)
Research and development	5.7	6.0	(0.3)
Selling, general and administrative	51.0	55.6	(4.6)
Restructuring and other cost reduction initiatives	(2.2)	(1.0)	(1.2)
Acquisition, integration, divestiture and related	0.9	1.1	(0.2)
Operating Loss	(2.3)	(5.1)	2.8

Cost of Products Sold and Intangible Asset Amortization

The increase in cost of products sold in dollars and as a percentage of net sales in the three months ended March 31, 2024 compared to the same prior year period was primarily due to the change in product mix discussed above in "Net Sales - Volume/Mix Trends."

Intangible asset amortization decreased in dollars and as a percentage of net sales in the three months ended March 31, 2024 as compared to the same prior year period, primarily due to certain intangible assets becoming fully amortized in 2023.

Operating Expenses

Research and development ("R&D") expenses decreased in dollars and as a percentage of net sales in the three months ended March 31, 2024 compared to the same prior year period, primarily due to savings from our restructuring and other cost reduction initiatives, which resulted in reductions in compensation and professional services fees.

Selling, general and administrative (“SG&A”) expenses decreased in dollars and as a percentage of net sales in the three months ended March 31, 2024 as compared to the same prior year period, generally due to savings from our announced restructuring and other cost reduction initiatives. Specifically, the decline in SG&A was attributable to decreases in professional services fees ($1.6 million), compensation and recruiting expense ($1.4 million), information technology expense ($1.2 million), share-based compensation expense ($1.1 million) and marketing expense ($1.0 million).

Expenses resulting from restructuring and other cost reduction initiatives relate to various restructuring plans as discussed above. We recognized expense of $2.6 million and $1.2 million in the three months ended March 31, 2024 and 2023, respectively. The expenses in the three months ended March 31, 2024 primarily related to employee termination benefits and professional services fees and expenses in the three months ended March 31, 2023 primarily related to professional services fees. For more information regarding these expenses, see Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Acquisition, integration, divestiture and related expenses include costs incurred to prepare for and complete the separation from our former parent (such as professional fees, transition services agreements, costs to stand up our corporate organization and infrastructure), changes in the fair value of contingent consideration for acquisitions closed prior to the separation date and transaction costs related to the disposal of our spine segment. Acquisition, integration, divestiture and related expenses decreased by $0.3 million for the three months ended March 31, 2024 as compared to the same prior year period, due primarily to decreases in separation-related expenses ($1.3 million), partially offset by transaction costs related to the evaluation of strategic options for our portfolio ($1.0 million).

Other (Expense) Income, net, Interest Expense, net, and Income Taxes

Our other (expense) income, net, primarily relates to the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency. Therefore, the income or expense varies based upon the volatility of foreign currency exchange rates.

Interest expense, net, in the three months ended March 31, 2024 decreased compared to the same prior year period, primarily due to a shift in the allocation of interest expense to discontinued operations in connection with the finalization of the amount of the Term Loan prepayment using proceeds from the sale of our spine segment.

Our effective tax rate (“ETR”) on loss before income taxes was (55.0)% and (45.0)% for the three months ended March 31, 2024 and 2023, respectively. In the three months ended both March 31, 2024 and 2023, the income tax benefit was lower than the 21% U.S. federal statutory rate due to losses not benefited as a result of valuation allowances and unfavorable U.S. taxable income modifications such as GILTI and shortfalls on stock compensation.

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

As of March 31, 2024 and December 31, 2023, we had $68.6 million and $87.8 million, respectively, in cash and cash equivalents.

Sources of Liquidity

Cash flows used in operating activities were $11.5 million and $7.2 million in the three months ended March 31, 2024 and 2023 respectively. Working capital for the three months ended March 31, 2024 used cash of $5.4 million primarily due to cash used by accounts payable and accrued liabilities and accounts receivable, partially offset by cash provided by income taxes and inventories. Working capital for the three months ended March 31, 2023 used cash of $7.4 million due to cash used for related party payables, accounts payable and accrued liabilities and accounts receivable, partially offset by cash provided by related party receivables, income taxes and inventories.

Cash flows used in investing activities were $4.1 million and $5.8 million in the three months ended March 31, 2024 and 2023, respectively. The reduction in cash used in investing activities was primarily related to the reduction in capital expenditures for instruments and other property, plant and equipment.

Cash flows used in financing activities were $1.4 million and $10.9 million for the three months ended March 31, 2024 and 2023, respectively. In the prior year period, we made optional prepayments on the Term Loan of $10.5 million, which represented the aggregate amount of the mandatory scheduled principal payments due in the first six months of 2024.

Liquidity and Capital Resources

For additional information regarding our current debt arrangements, see Note 9 to our consolidated financial statements included in our Annual Report. In addition, for information regarding our other material estimated future cash requirements under our contractual obligations and certain other commitments, see “Material Cash Requirements” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. There have been no material changes to such information except as set forth herein.

We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our revolving credit facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months. On April 1, 2024, we prepaid $275.0 million on the Term Loan using proceeds from the sale of our spine segment (as discussed in Notes 1 and 2), and we wrote off $0.9 million of debt issuance costs. As a result of this prepayment, we have no more scheduled quarterly amortization payments on the Term Loan, and the remaining balance is due at maturity on February 28, 2027.

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three months ended March 31, 2024 to the application of our critical accounting estimates as described in our Annual Report.

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

Interest Rate Risk

Our interest expense and related risks as reported in our condensed consolidated statements of operations are due to borrowings under our credit agreement. As of March 31, 2024, we had $511.9 million of floating rate debt subject to the adjusted term secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, decrease our annual pre-tax earnings by $5.1 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information related to our contingencies, see Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

Careful consideration should be given to the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report, which could materially affect our business, financial condition and results of operations. There have been no material changes in those risk factors. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
2.1^

Equity Purchase Agreement, dated as of December 15, 2023, among ZimVie Inc., ZEB Buyer, LLC and Zimmer Biomet Spine, LLC (formerly Zimmer Biomet Spine, Inc.) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).

2.2*^

Letter Agreement, dated as of March 29, 2024, to Equity Purchase Agreement, dated as of December 15, 2023, among ZimVie Inc., ZEB Buyer, LLC and Zimmer Biomet Spine, LLC (formerly Zimmer Biomet Spine, Inc.).

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

10.1

Promissory Note, dated April 1, 2024, between ZEB Buyer, LLC and ZimVie Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

21*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

^ Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ZimVie hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZimVie Inc.

Date: May 8, 2024	By:	/s/ Richard Heppenstall
Richard Heppenstall
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)