Form 10-Q
period 2024-06-30
ZimVie Inc.
filed 2024-08-01
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the Registrant’s Common Stock outstanding as of July 26, 2024 was 27,571,804.

ZIMVIE INC.

QUARTERLY REPORT

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of federal securities laws, including, among others, any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “track,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: dependence on new product development, technological advances and innovation; shifts in the product category or regional sales mix of our products and services; supply and prices of raw materials and products; pricing pressures from competitors, customers, dental practices and insurance providers; changes in customer demand for our products and services caused by demographic changes or other factors; challenges relating to changes in and compliance with governmental laws and regulations affecting our United States and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of products; competition; the impact of healthcare reform measures; reductions in reimbursement levels by third-party payors; cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare group purchasing organizations, including the volume-based procurement process in China; control of costs and expenses; dependence on a limited number of suppliers for key raw materials and outsourced activities; the ability to obtain and maintain adequate intellectual property protection; breaches or failures of our information technology systems or products, including by cyberattack, unauthorized access or theft; the ability to retain the independent agents and distributors who market our products; our ability to attract, retain and develop the highly skilled employees we need to support our business; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; the ability to form and implement alliances; changes in tax obligations arising from tax reform measures, including European Union rules on state aid, or examinations by tax authorities; product liability, intellectual property and commercial litigation losses; changes in general industry and market conditions, including domestic and international growth rates; changes in general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations; the effects of global pandemics and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective procedures and our ability to collect accounts receivable; and the impact of the ongoing financial and political uncertainty on countries in the Euro zone on the ability to collect accounts receivable in affected countries.

See also Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A, "Risk Factors" of this Quarterly Report for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from the forward-looking statements. Readers of this Quarterly Report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales
Third party, net	$116,811	$118,649	$235,006	$238,819
Related party, net	—	—	—	236
Total Net Sales	116,811	118,649	235,006	239,055
Cost of products sold, excluding intangible asset amortization	(43,517)	(44,465)	(87,775)	(87,340)
Related party cost of products sold, excluding intangible asset amortization	—	—	—	(231)
Intangible asset amortization	(5,999)	(6,806)	(12,022)	(13,600)
Research and development	(6,579)	(6,458)	(13,359)	(13,688)
Selling, general and administrative	(62,384)	(62,573)	(122,714)	(129,547)
Restructuring and other cost reduction initiatives	(398)	(1,365)	(2,977)	(2,538)
Acquisition, integration, divestiture and related	(4,621)	(1,370)	(5,657)	(2,711)
Operating Expenses	(123,498)	(123,037)	(244,504)	(249,655)
Operating Loss	(6,687)	(4,388)	(9,498)	(10,599)
Other income (expense), net	3,010	(170)	2,701	(201)
Interest income	1,965	735	2,472	1,360
Interest expense	(5,066)	(5,934)	(9,940)	(11,633)
Loss from continuing operations before income taxes	(6,778)	(9,757)	(14,265)	(21,073)
(Provision) benefit for income taxes from continuing operations	(2,775)	3,847	(6,849)	(1,230)
Net Loss from Continuing Operations of ZimVie Inc.	(9,553)	(5,910)	(21,114)	(22,303)
Earnings (loss) from discontinued operations, net of tax	5,539	(17,463)	9,339	(31,038)
Net Loss of ZimVie Inc.	$(4,014)	$(23,373)	$(11,775)	$(53,341)

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.35)	$(0.22)	$(0.77)	$(0.85)
Discontinued operations	0.20	(0.67)	0.34	(1.17)
Net Loss	$(0.15)	$(0.89)	$(0.43)	$(2.02)

Diluted (Loss) Earnings Per Common Share:
Continuing operations	$(0.35)	$(0.22)	$(0.77)	$(0.85)
Discontinued operations	0.20	(0.67)	0.34	(1.17)
Net Loss	$(0.15)	$(0.89)	$(0.43)	$(2.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss of ZimVie Inc.	$(4,014)	$(23,373)	$(11,775)	$(53,341)
Other Comprehensive Income (Loss)
Foreign currency cumulative translation adjustments, net of tax	4,340	580	(11,099)	11,097
Total Other Comprehensive Income (Loss)	4,340	580	(11,099)	11,097
Comprehensive Income (Loss)	$326	$(22,793)	$(22,874)	$(42,244)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	As of
	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$78,601	$71,511
Accounts receivable, net of allowance for credit losses of $2,394 and $3,222, respectively	70,526	65,168
Inventories	71,831	79,600
Prepaid expenses and other current assets	19,504	23,825
Current assets of discontinued operations	33,391	242,773
Total Current Assets	273,853	482,877
Property, plant and equipment, net of accumulated depreciation of $129,165 and $126,624, respectively	50,394	54,167
Goodwill	259,769	262,111
Intangible assets, net	103,038	114,354
Note receivable	60,270	—
Other assets	29,862	26,747
Noncurrent assets of discontinued operations	12,600	265,089
Total Assets	$789,786	$1,205,345
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$27,160	$27,785
Income taxes payable	2,498	2,863
Other current liabilities	61,685	67,108
Current liabilities of discontinued operations	49,781	75,858
Total Current Liabilities	141,124	173,614
Deferred income taxes	57	265
Lease liability	9,835	9,080
Other long-term liabilities	9,171	9,055
Non-current portion of debt	235,110	508,797
Noncurrent liabilities of discontinued operations	390	95,041
Total Liabilities	395,687	795,852
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 27,571 and 27,076, respectively	276	271
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	930,471	922,996
Accumulated deficit	(452,589)	(440,814)
Accumulated other comprehensive loss	(84,059)	(72,960)
Total Stockholders' Equity	394,099	409,493
Total Liabilities and Stockholders' Equity	$789,786	$1,205,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Income (Loss)	Equity
Balance March 31, 2024	$273	$925,030	$(448,575)	$(88,399)	$388,329
Net loss	—	—	(4,014)	—	(4,014)
Stock plan activity	3	(235)	—	—	(232)
Share-based compensation expense	—	5,676	—	—	5,676
Other comprehensive income	—	—	—	4,340	4,340
Balance June 30, 2024	$276	$930,471	$(452,589)	$(84,059)	$394,099

Balance March 31, 2023	$264	$901,476	$(77,500)	$(80,637)	$743,603
Net loss	—	—	(23,373)	—	(23,373)
Stock plan activity	1	1,216	—	—	1,217
Share-based compensation expense	—	5,815	—	—	5,815
Other comprehensive income	—	—	—	580	580
Balance June 30, 2023	$265	$908,507	$(100,873)	$(80,057)	$727,842

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2023	$271	$922,996	$(440,814)	$(72,960)	$409,493
Net loss	—	—	(11,775)	—	(11,775)
Stock plan activity	5	(1,675)	—	—	(1,670)
Share-based compensation expense	—	9,150	—	—	9,150
Other comprehensive loss	—	—	—	(11,099)	(11,099)
Balance June 30, 2024	$276	$930,471	$(452,589)	$(84,059)	$394,099

Balance December 31, 2022	$262	$897,028	$(47,532)	$(91,154)	$758,604
Net loss	—	—	(53,341)	—	(53,341)
Stock plan activity	3	823	—	—	826
Share-based compensation expense	—	10,656	—	—	10,656
Other comprehensive income	—	—	—	11,097	11,097
Balance June 30, 2023	$265	$908,507	$(100,873)	$(80,057)	$727,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities:
Net loss of ZimVie Inc.	$(11,775)	$(53,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,917	64,588
Share-based compensation	9,150	10,656
Deferred income tax provision	(3,458)	(7,935)
Loss on disposal of fixed assets	430	1,129
Other non-cash items	2,370	1,380
Gain on sale of spine disposal group (Note 2)	(22,427)	—
Changes in operating assets and liabilities
Income taxes	5,706	(16,023)
Accounts receivable	(8,648)	1,271
Related party receivable	—	8,483
Inventories	10,580	8,401
Prepaid expenses and other current assets	(927)	(2,097)
Accounts payable and accrued liabilities	(6,206)	(4,825)
Related party payable	—	(13,177)
Other assets and liabilities	(187)	(5,450)
Net cash used in operating activities	(8,475)	(6,940)
Cash flows provided by (used in) investing activities:
Additions to instruments	(1,316)	(1,951)
Additions to other property, plant and equipment	(2,093)	(3,154)
Proceeds from sale of spine disposal group, net of cash disposed	291,123	—
Other investing activities	(2,015)	(1,994)
Net cash provided by (used in) investing activities	285,699	(7,099)
Cash flows used in financing activities:
Proceeds from debt	—	4,760
Payments on debt	(275,000)	(15,279)
Payments related to tax withholding for share-based compensation	(1,670)	(419)
Proceeds from stock plan activity	—	1,167
Net cash used in financing activities	(276,670)	(9,771)
Effect of exchange rates on cash and cash equivalents	(5,627)	421
Decrease in cash and cash equivalents	(5,073)	(23,389)
Cash and cash equivalents, beginning of year	87,768	89,601
Cash and cash equivalents, end of period	$82,695	$66,212
Presentation includes cash of both continuing and discontinued operations

Supplemental cash flow information:
Income taxes paid, net	$3,340	$18,755
Interest paid	14,143	17,452
Promissory note receivable issued in connection with the sale of spine disposal group	60,000	—
Interest received in-kind	1,500	—

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

On December 15, 2023, we entered into a definitive agreement to sell our spine segment to an affiliate of H.I.G. Capital (the "Buyer") for $375 million in total consideration, comprised of $315 million in cash, subject to certain customary adjustments as set forth in the agreement, and $60 million in the form of a promissory note that accrues interest at a rate of 10% per annum, compounded semi-annually, and interest is payable in kind. On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.2 million (inclusive of $2.2 million in preliminary closing adjustments), subject to certain customary adjustments as set forth in the agreement, and received proceeds of $311.8 million, excluding the promissory note and transaction costs, but including cash disposed of $26.1 million. See Notes 2 and 7 for additional discussion.

Nature of Business

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for dental patients worldwide. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to support dental tooth replacement and restoration procedures. We are well-positioned in the growing global dental implant, biomaterials and digital dentistry market with a strong presence in the tooth replacement market with market leading positions in certain geographies. Prior to the closing of the sale of our spine segment, our operations were principally managed on a products basis and included two operating segments, 1) the dental products segment, and 2) the spine products segment.

Since the sale of our spine segment, our core services include designing, manufacturing and distributing dental implant systems. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental prosthetic products are aimed at providing a more natural restoration to resemble the original teeth, and dental regenerative products are for soft tissue and bone rehabilitation. Our key products include the T3® Implant, Tapered Screw-Vent Implant System, Trabecular Metal™ Dental Implant, BellaTek Encode Impression System and Puros Allograft Particulate.

Prior to the sale of our spine segment, the core services of our spine segment included designing, manufacturing and distributing medical devices and surgical instruments to deliver comprehensive solutions for individuals with back or neck pain caused by degenerative conditions, deformities or traumatic injury of the spine. We also provided devices that promote bone healing. Other differentiated products in our spine portfolio included Mobi-C® Cervical Disc, a motion-preserving alternative to fusion for patients with cervical disc disease, and The Tether™, a novel non-fusion device for treatment of pediatric scoliosis.

Basis of Presentation

The accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, of ZimVie are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for the fair statement of such condensed consolidated financial statements have been made. The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report. During the three months ended March 31, 2024, we recorded out of period adjustments that increased the Loss from continuing operations before income taxes and reduced Earnings from discontinued operations, net of tax, by $1.8 million and $0.7 million, respectively. We have concluded these out of period adjustments did not have a material impact on our interim condensed consolidated financial statements for the three months ended March 31, 2024 or six months ended June 30, 2024, nor were they material to previously issued interim and annual consolidated financial statements.

Restricted Cash - As of both June 30, 2024 and December 31, 2023, we had $1.5 million in restricted cash. The restriction as of June 30, 2024 and December 31, 2023 is on cash held in China as a result of ongoing litigation with a spine products distributor in China related to our decision to exit our spine products business in China.

Sale of Spine Segment

The historical results of our spine segment have been reflected as discontinued operations in our condensed consolidated financial statements as the sale represents a strategic shift in our business that had a major effect on operations and financial results. The assets and liabilities associated with this segment are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets. The disclosures presented in the notes to the condensed consolidated financial statements are presented on a continuing operations basis, unless otherwise noted.

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The key amendments require disclosure of significant segment expenses on an annual and interim basis that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, including other segment items by reportable segment and a description of their composition, and to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB Topic 280, Segment Reporting, in interim periods as well. This ASU includes certain clarifications for measuring a segment's profit or loss in assessment by the CODM, disclosure of title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We do not expect the adoption of this ASU to affect our financial position or our results of operations, but expect it will result in additional disclosures.

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

On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.2 million (inclusive of $2.2 million in preliminary closing adjustments), subject to certain customary adjustments as set forth in the agreement, and received proceeds of $311.8 million, excluding the promissory note and transaction costs, but including cash disposed of $26.1 million. We recognized a gain on the sale of $11.3 million, which is included in Earnings (loss) from discontinued operations and primarily related to transaction costs incurred related to the sale. The transfer of spine business activities in certain jurisdictions ("Delayed Transfer Locations") is deferred until the Buyer has met various legal and regulatory requirements in those jurisdictions. Until such transfer, we continue to control and operate these Delayed Transfer Locations and therefore we continue to consolidate the assets and liabilities and results of operations within discontinued operations in the condensed consolidated balance sheet and statement of operations. Details of the assets and liabilities and results of operations not transferred to the Buyer as of June 30, 2024 are included below. Net profit or loss of the Delayed Transfer Locations are transferred to the Buyer on a monthly basis. The net profit or loss to be transferred to the Buyer is included in Other expense, net within discontinued operations. We currently expect the Delayed Transfer Locations to be transferred within one year of the closing date of the sale. We expect to recognize adjustments to the gain on sale of the spine disposal group as the spine business in each deferred jurisdiction is transferred to the Buyer.

In conjunction with the sale of our spine segment, we entered into a Transition Services Agreement ("TSA") to provide certain support services for up to 12 months from the closing date of the sale. These services include, among others, accounting, information technology, human resources, quality assurance, regulatory affairs and customer support. Income recognized related to the TSA is recorded as Other income in our condensed consolidated statements of operations.

Details of earnings (loss) from discontinued operations included in our condensed consolidated statement of operations are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales
Third party, net	$14,575	$106,247	$108,399	$211,165
Related party, net	—	—	—	103
Total Net Sales	14,575	106,247	108,399	211,268
Cost of products sold, excluding intangible asset amortization	(6,053)	(30,035)	(34,494)	(57,877)
Related party cost of products sold, excluding intangible asset amortization	—	—	—	(97)
Intangible asset amortization	—	(13,857)	—	(27,572)
Research and development	(437)	(6,773)	(7,012)	(14,916)
Selling, general and administrative	(8,097)	(65,907)	(62,219)	(126,902)
Restructuring and other cost reduction initiatives	(43)	(7,080)	(1,894)	(10,882)
Acquisition, integration, divestiture and related	(5,397)	(26)	(11,770)	(368)
Other expense, net	(301)	768	(644)	(107)
Interest expense, net (1)	(988)	(3,806)	(6,282)	(7,698)
Loss from discontinued operations before income taxes	(6,741)	(20,469)	(15,916)	(35,151)
Adjustment of spine disposal group to fair value (2)	—	—	11,143	—
Gain on sale of spine disposal group	11,284	—	11,284	—
Benefit for income taxes from discontinued operations	996	3,006	2,828	4,113
Earnings (loss) from discontinued operations, net of tax	$5,539	$(17,463)	$9,339	$(31,038)

(1)
A portion of the interest on our Term Loan (as defined and described in Note 8) has been allocated to discontinued operations consistent with the amount of proceeds used to repay a portion of the amounts outstanding under our Term Loan in accordance with our Credit Agreement (as defined and described in Note 8).
(2)
We performed an impairment analysis of the spine segment in December 2023 on a held-for-sale basis. The fair value of consideration to be received upon closure of the transaction was less than the carrying value of the spine segment's net assets, resulting in a write-down of $289.5 million. We updated our analysis as of March 31, 2024, immediately prior to the sale, which resulted in a reduction of the December 2023 write-down of $11.1 million.

Details of assets and liabilities of discontinued operations are as follows (in thousands):

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$4,094	$16,257
Accounts receivable, less allowance for credit losses	15,026	83,871
Inventories	14,139	130,430
Prepaid expenses and other current assets	132	12,215
Total Current Assets of Discontinued Operations	33,391	242,773
Property, plant and equipment, net	11,280	62,692
Intangible assets, net	—	477,110
Other assets	1,320	14,743
Total Noncurrent Assets of Discontinued Operations	12,600	554,545
Accounts payable	1,128	24,186
Income taxes payable	133	410
Other current liabilities (1)	48,520	51,262
Total Current Liabilities of Discontinued Operations	49,781	75,858
Deferred income taxes	—	86,037
Lease liability	291	8,032
Other long-term liabilities	99	972
Total Noncurrent Liabilities of Discontinued Operations	390	95,041
Adjustment of spine disposal group to fair value (2)	—	(289,456)

(1) Includes non-cash liability of $40.8 million that represents the net assets of the Delayed Transfer Locations.

(2) This adjustment is reflected in Noncurrent assets of discontinued operations in the condensed consolidated balance sheets.

Cash flows attributable to discontinued operations are included on our condensed consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Depreciation and amortization	$24	$46,946
Share-based compensation	712	1,237
Gain on sale of spine disposal group	(22,427)	—
Additions to instruments	1,316	1,951
Additions to other property, plant and equipment	88	554

3. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by historical reportable segment (in thousands):

Total
Balance at December 31, 2023
Goodwill, Gross	$404,111
Accumulated impairment losses	(142,000)
Goodwill, Net	262,111
Currency translation	(2,342)
Balance at June 30, 2024
Goodwill, Gross	401,769
Accumulated impairment losses	(142,000)
Goodwill, Net	$259,769

The components of identifiable intangible assets were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2023:
Intangible assets subject to amortization:
Gross carrying amount	$168,841	$37,056	$143,565	$47,670	$397,132
Accumulated amortization	(113,354)	(23,393)	(98,361)	(47,670)	(282,778)
Total identifiable intangible assets	$55,487	$13,663	$45,204	$—	$114,354
As of June 30, 2024:
Intangible assets subject to amortization:
Gross carrying amount	$168,770	$36,706	$140,655	$47,534	$393,665
Accumulated amortization	(117,597)	(24,607)	(101,889)	(46,534)	(290,627)
Total identifiable intangible assets	$51,173	$12,099	$38,766	$1,000	$103,038

Estimated annual amortization expense for the years ending December 31, 2024 through 2028 based on exchange rates in effect at December 31, 2023 is as follows (in millions):

For the Years Ending December 31,
2024 (remaining)	$12.2
2025	22.2
2026	22.2
2027	16.9
2028	11.8

4. Share-Based Compensation

Conversion Awards

At the time of separation, Zimmer Biomet had share-based compensation plans under which it granted stock options, restricted stock units ("RSUs") and performance-based RSUs. In connection with the distribution, ZimVie employees with outstanding Zimmer Biomet share-based awards received replacement share-based awards. The ratio used to convert the Zimmer Biomet share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the distribution when compared to the aggregate intrinsic value of the award immediately prior to the distribution. Outstanding RSUs and performance-based RSUs were converted into 0.3 million ZimVie RSUs at a weighted average fair value of $31.55, and outstanding stock options were converted into 2.1 million ZimVie stock options at a weighted average fair value of $14.76. Due to the conversion, ZimVie incurred $21.3 million of incremental share-based compensation expense. Of this amount, $10.3 million was related to unvested and/or unexercised share-based awards and was recognized at the distribution date. The remaining $11.0 million is being recognized over the remainder of the share-based awards' weighted average vesting period of 2.5 years from the date of the distribution.

ZimVie Awards

The ZimVie Inc. 2022 Stock Incentive Plan was established effective as of March 1, 2022, and was amended effective May 12, 2023 (as amended, the "2022 Plan"). A total of 6.0 million shares of common stock are authorized for issuance under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At June 30, 2024, 3.6 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock and RSUs. Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. Additionally, in cases of special circumstances as determined by the Compensation Committee of the Board of Directors, the Compensation Committee may, it its sole discretion, accelerate vesting. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

Share-based compensation expense was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$364	$303	$346	$569
Research and development	433	383	835	805
Selling, general and administrative	4,879	5,129	7,969	9,282
	5,676	5,815	9,150	10,656
Tax benefit related to awards	(1,454)	(1,471)	(2,313)	(2,680)
Total expense, net of tax	$4,222	$4,344	$6,837	$7,976

Share-based compensation expense related to discontinued operations is included in the table above and is disclosed in Note 2.

Stock option activity was as follows:

	For the Six Months Ended June 30, 2024
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at December 31, 2023	2,303,143	$26.83
Exercised	(1,117)	18.58
Forfeited	(542,887)	26.04
Outstanding at June 30, 2024	1,759,139	$27.09	5.6	$—
Exercisable at June 30, 2024	1,464,463	$26.87	5.3	$—

We used a Black-Scholes option-pricing model to determine the fair value of our stock options. For awards granted shortly after the distribution: expected volatility of 52.29% was derived from a peer group's combined historical volatility that was de-levered and re-levered for ZimVie as ZimVie did not have sufficient historical volatility based on the expected term of the underlying options; the expected term of the stock options of 6.0 years was determined using the simplified method; and the risk-free interest rate of 1.94% was determined using the implied yield then available for zero-coupon United States ("U.S.") government issues with a remaining term approximating the expected life of the options. The dividend yield was zero as ZimVie has no plans to pay a dividend for the foreseeable future.

Aggregate intrinsic value was negligible at June 30, 2024. At June 30, 2024, we had unrecognized share-based compensation cost related to unvested stock options of $2.9 million, which is expected to be amortized over the remaining weighted average vesting period of less than one year.

RSU activity was as follows:

	For the Six Months Ended June 30, 2024
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2023	1,942,210	$15.13
Granted	797,869	17.52
Vested	(532,484)	20.36
Forfeited	(393,808)	13.06
Outstanding at June 30, 2024	1,813,787	$15.09

RSUs outstanding at June 30, 2024 included 289,310 RSUs (at target) with performance-based vesting provisions ("PRSUs"). PRSUs may vest from 0-150% of target based on the level of achievement of pre-defined performance metrics. PRSUs are payable in common shares and do not have the right to vote until vested. Compensation expense related to PRSUs is recognized over a 36-month cliff vesting period, and is adjusted as needed for changes in the projected level of achievement of the performance metrics.

At June 30, 2024, we had unrecognized share-based compensation cost related to unvested RSUs of $16.7 million, which is expected to be amortized into earnings over the remaining weighted average vesting period of approximately 1.4 years. The total fair value of RSUs granted during the six months ended June 30, 2024 and 2023 was $14.0 million and $15.8 million, respectively. The total fair value of RSUs that vested during the six months ended June 30, 2024 and 2023 was $10.8 million and $6.2 million, respectively.

5. Earnings Per Share

The calculation of weighted average shares for basic and diluted net loss per common share is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss from Continuing Operations of ZimVie Inc.	$(9,553)	$(5,910)	$(21,114)	$(22,303)
Earnings (loss) from discontinued operations, net of tax	5,539	(17,463)	9,339	(31,038)
Net Loss of ZimVie Inc.	$(4,014)	$(23,373)	$(11,775)	$(53,341)

Weighted average shares outstanding for basic net loss per common share	27,405	26,328	27,265	26,343
Effect of dilutive stock options and other equity awards (1)	—	—	—	—
Weighted average shares outstanding for diluted net loss per common share	27,405	26,328	27,265	26,343

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.35)	$(0.22)	$(0.77)	$(0.85)
Discontinued operations	0.20	(0.67)	0.34	(1.17)
Net Loss	$(0.15)	$(0.89)	$(0.43)	$(2.02)

Diluted (Loss) Earnings Per Common Share:
Continuing operations	$(0.35)	$(0.22)	$(0.77)	$(0.85)
Discontinued operations	0.20	(0.67)	0.34	(1.17)
Net Loss	$(0.15)	$(0.89)	$(0.43)	$(2.02)

(1) Since we incurred a net loss in each of the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, no dilutive stock options or other equity awards were included as diluted shares in those periods.

For the three months ended June 30, 2024 and 2023, a weighted average of 2.5 million and 4.0 million, respectively, and for the six months ended June 30, 2024 and 2023, a weighted average of 2.0 million and 3.7 million, respectively, options to purchase shares of common stock were not included in the computation of diluted net loss per share as the exercise prices of these options were greater than the average market price of the common stock.

6. Balance Sheet Details

Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$47,492	$54,456
Work-in-progress	19,592	20,659
Raw materials	4,747	4,485
Inventories	$71,831	$79,600

Amounts related to cost of products sold in the condensed consolidated statements of operations for excess and obsolete inventory, were $0.6 million and $0.5 million in the three months ended June 30, 2024 and 2023, respectively, and were $1.1 million and $0.9 million in the six months ended June 30, 2024 and 2023, respectively.

Other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Other current liabilities:
Salaries, wages and benefits	$23,252	$23,171
Lease liabilities	4,259	4,053
Other liabilities	34,174	39,884
Total other current liabilities	$61,685	$67,108

7. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 9) are determined using Level 2 inputs. The carrying value of our debt (see Note 8) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, and accounts payable) approximated their fair values at June 30, 2024 and December 31, 2023 due to their short-term nature.

As discussed in Notes 1 and 2, on April 1, 2024, we completed the sale of the spine segment. A portion of the consideration was in the form of a $60.0 million promissory note that accrues interest at a rate of 10% per annum, compounded semi-annually and interest is payable in kind. The note matures on October 1, 2029, contains change of control provisions and allows for optional prepayment at any time. Including consideration of paid-in-kind interest, the fair value of the note was $60.3 million as of June 30, 2024, which was determined using a discounted cash flow analysis, where contractual cash flows were discounted to present value at a risk-adjusted rate of return. The fair value of the note is determined each period by applying the same approach, considering changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk and issuer-specific credit risk.

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2023	$9,799
Settlements	(2,963)
Balance June 30, 2024	$6,836

In July 2024, we made a contingent payment of $2.3 million related to prior acquisitions.

8. Debt

Our debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Term loan	$236,912	$511,912
Debt issuance costs	(1,802)	(3,115)
Total debt	235,110	508,797
Less: current portion	—	—
Total debt due after one year	$235,110	$508,797

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

As of June 30, 2024, $236.9 million was outstanding on the Term Loan, and there were no outstanding borrowings under the Revolver. On April 1, 2024, we prepaid $275.0 million on the Term Loan using proceeds from the sale of our spine segment (as discussed in Notes 1 and 2), and we wrote off $0.9 million of debt issuance costs. As a result of this prepayment, we have no more scheduled quarterly amortization payments on the Term Loan, and the remaining balance is due at maturity on February 28, 2027.

As of June 30, 2024, our interest rate was the secured overnight financing rate plus the applicable margin of 1.75% for term benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property and certain real property, and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of June 30, 2024.

See Note 9 to our consolidated financial statements included in our Annual Report for additional information on our Credit Agreement.

In April 2023, we financed $4.8 million of our corporate insurance premium, all of which was repaid by June 30, 2023.

9. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. Outstanding contracts are recorded in our condensed consolidated balance sheet at fair value as of the end of the reporting period. The aggregate notional amounts of these contracts were $30.0 million as of June 30, 2024 and $25.0 million as of December 31, 2023.

Current derivative assets of a negligible amount and $0.4 million as of June 30, 2024 and December 31, 2023, respectively, were included in Prepaid expenses and other current assets on our condensed consolidated balance sheets. Current derivative liabilities of $0.4 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively, were included in Other current liabilities in our condensed consolidated balance sheets. (Losses) gains from these derivative instruments recognized in our condensed consolidated statements of operations in Other income (expense), net were $(0.3) million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and were $(0.4) million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

10. Income Taxes

Our effective tax rate (“ETR”) on loss before income taxes was (40.9)% and 39.4% for the three months ended June 30, 2024 and 2023, respectively, and (48.0%) and (5.8%) for the six months ended June 30, 2024 and 2023, respectively. In the three and six months ended June 30, 2024, the income tax provision was lower than the 21% statutory rate due to losses not benefited as a result of valuation allowances and unfavorable U.S. taxable income modifications such as Global Intangible Low Taxed Income ("GILTI") and shortfalls on stock compensation. In the three months ended June 30, 2023, the income tax benefit was higher than the 21% statutory rate due to releases in prior year valuation allowances primarily driven by method changes in accounting for inventories for tax purposes in the U.S. In the six months ended June 30, 2023, the income tax provision was lower than the 21% U.S. federal statutory rate due to losses in certain jurisdictions with full valuation allowances resulting in no tax benefit.

11. Segment Data

Our Chief Executive Officer is our Chief Operating Decision Maker. He allocates resources to achieve our operating profit goals and historically reviewed business performance through two operating segments, 1) the dental segment, and 2) the spine segment, which also represented our reportable segments. As discussed in Notes 1 and 2, the spine segment is presented as discontinued operations and is not required to be presented in the segment disclosures. Following the sale of our spine segment on April 1, 2024, we operate as a single segment.

We conduct business in the following countries that hold 10% or more of our total combined property, plant and equipment, net (in thousands):

	As of
	June 30, 2024	December 31, 2023
U.S.	$32,554	$35,444
Spain	14,177	14,431
Other countries	3,663	4,292
Property, plant and equipment, net	$50,394	$54,167

U.S. and foreign sales (based on the location of the customer) are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
U.S.	$69,316	$69,264	$137,064	$139,171
Spain	12,821	12,894	28,168	28,620
Other countries	34,674	36,491	69,774	71,028
Third party sales	$116,811	$118,649	$235,006	$238,819

Sales within any other individual country were less than 10% of our combined sales in each of those periods. No single customer accounted for 10% or more of our sales in the three and six months ended June 30, 2024 and 2023.

12. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $1.2 million and $2.6 million as of June 30, 2024 and December 31, 2023, respectively. The decline in the balance was primarily due to loss contingencies that were transferred as part of the sale of the spine segment on April 1, 2024 discussed in Notes 1 and 2. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

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

13. Restructuring and Other Cost Reduction Initiatives

In January 2024, we initiated restructuring activities to better structure the organization to support our dental segment after the disposal of the spine segment. During the three and six months ended June 30, 2024, we recorded pre-tax charges of $0.4 million and $2.8 million, respectively related to these activities. The restructuring charges incurred under this plan were primarily related to employee termination benefits. We anticipate total charges of approximately $4 million related to this plan.

In April and July 2023, we initiated restructuring activities to better position our organization for future success based on the then-current business environment. These activities had the objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions and levels. During the three and six months ended June 30, 2024 the charges recorded under this plan were negligible. During the three and six months ended June 30, 2023 the pre-tax charges recorded under this plan were $1.4 million and $2.5 million, respectively, primarily related to employee termination fees and professional fees. We have incurred pre-tax charges of $4.1 million from inception through June 30, 2024 and we do not expect to incur future charges under this plan.

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. During the three and six months ended June 30, 2024, the pre-tax charges recorded under this plan were negligible and $0.2 million, respectively, primarily related to employee termination benefits. During the three and six months ended June 30, 2023, actions under this plan resulted in pre-tax charges that were negligible. We have incurred pre-tax charges of $3.0 million from inception through June 30, 2024, and we do not expect to incur future charges under this plan.

The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above and excludes non-cash charges (in thousands):

	Six Months Ended June 30,
	Employee Termination Benefits	Other	Total
Balance, December 31, 2023	$947	$—	$947
Additions	2,853	123	2,976
Cash payments	(3,333)	(118)	(3,451)
Balance, June 30, 2024	$467	$5	$472

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

Sale of Spine Segment

On December 15, 2023, we entered into a definitive agreement to sell our spine segment to an affiliate of H.I.G. Capital. On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.2 million (inclusive of $2.2 million in preliminary closing adjustments), subject to certain customary adjustments as set forth in the agreement, received proceeds of $311.8 million, excluding the promissory note and transaction costs, but including cash disposed of $26.1 million, and recorded a gain on the sale of $11.3 million. See additional information in Notes 1 and 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Our Company

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for dental patients worldwide. Prior to the closing of the sale of our spine segment, our operations were principally managed on a products basis and included two operating segments, 1) the dental products segment, and 2) the spine products segment. Following the sale of our spine segment on April 1, 2024, we operate as a single segment.

Since the sale of our spine segment, our core services include designing, manufacturing and distributing dental implant systems. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to support dental tooth replacement and restoration procedures. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental prosthetic products are aimed at providing a more natural restoration to resemble the original teeth, and dental regenerative products are for soft tissue and bone rehabilitation.

Prior to the sale of our spine segment, the core services of our spine segment included designing, manufacturing and distributing medical devices and surgical instruments to deliver comprehensive solutions for individuals with back or neck pain caused by degenerative conditions, deformities or traumatic injury of the spine. Our broad portfolio addressed all areas of spine with market leadership in cervical disc replacement and vertebral body tethering to treat pediatric scoliosis. We also provided devices that promote bone healing.

RESTRUCTURING AND OTHER COST REDUCTION INITIATIVES

Below is a summary of our restructuring and other cost reduction initiatives. For further information, refer to our discussion of expenses below under “Results of Operations - Three and Six Months Ended June 30, 2024 and 2023 - Operating Expenses” and in Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

2024 Program

In January 2024, we initiated restructuring activities to better structure the organization to support our dental segment following the disposal of the spine segment, as discussed in the "Overview - Sale of Spine Segment" above.

2023 Programs

In April and July 2023, we initiated restructuring activities to better position our organization for future success based on the current business environment. These activities had the objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions and levels. These programs were substantially complete as of March 31, 2024.

2022 Program

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. This program was substantially complete as of June 30, 2024.

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

Three and Six Months Ended June 30, 2024 and 2023

Net Sales

The following table presents net sales and the components of the percentage changes ($ in thousands):

	Three Months Ended June 30,					Foreign
	2024	2023	% Inc/(Dec)	Volume/Mix	Price	Exchange
Third party, net	$116,811	$118,649	(1.5)%	0.9%	(1.3)%	(1.1)%
Related party, net	—	—	—	N/A	N/A	N/A
Total Net Sales	$116,811	$118,649	(1.5)%	0.9%	(1.3)%	(1.1)%

	Six Months Ended June 30,					Foreign
	2024	2023	% Inc/(Dec)	Volume/Mix	Price	Exchange
Third party, net	$235,006	$238,819	(1.6)%	0.2%	(1.1)%	(0.7)%
Related party, net	—	236	(100.0)%	(100.0)%	N/A	N/A
Total Net Sales	$235,006	$239,055	(1.7)%	0.1%	(1.1)%	(0.7)%

Volume/Mix Trends

Volume increased slightly in the three and six months ended June 30, 2024 compared to the same prior year periods. Higher dental implant sales and digital dentistry were mostly offset by declines in capital equipment sales during the three months ended June 30, 2024, as compared to the same prior year period. Higher digital dentistry and biomaterials sales were mostly offset by declines in dental implant sales during the six months ended June 30, 2024, as compared to the same prior year period.

Pricing Trends

We experienced a price decline in the three and six months ended June 30, 2024 compared to the same prior year periods, primarily related to pricing pressures on premium dental implant system sales in North America, resulting from a customer mix shift and customer consolidation in the specialty segment, as well as declines in pricing in China resulting from volume-based pricing.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in U.S. Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros and Japanese Yen. For the three months ended June 30, 2024, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to the weakening of the Euro and Japanese Yen against the U.S. Dollar. For the six months ended June 30, 2024, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to the weakening of the Japanese Yen against the U.S. Dollar.

Expenses as a Percent of Net Sales

	Three Months Ended June 30,
	2024	2023	2024 vs 2023 Inc/(Dec)
Cost of products sold including related party, excluding intangible asset amortization	37.3%	37.5%	(0.2)%
Intangible asset amortization	5.1	5.7	(0.6)
Research and development	5.6	5.4	0.2
Selling, general and administrative	53.4	52.7	0.7
Restructuring and other cost reduction initiatives	0.3	1.2	(0.9)
Acquisition, integration, divestiture and related	4.0	1.2	2.8
Operating Loss	(5.7)	(3.7)	2.0

	Six Months Ended June 30,
	2024	2023	2024 vs 2023 Inc/(Dec)
Cost of products sold including related party, excluding intangible asset amortization	37.4%	36.6%	0.8%
Intangible asset amortization	5.1	5.7	(0.6)
Research and development	5.7	5.7	—
Selling, general and administrative	52.2	54.2	(2.0)
Restructuring and other cost reduction initiatives	1.3	1.1	0.2
Acquisition, integration, divestiture and related	2.4	1.1	1.3
Operating Loss	(4.0)	(4.4)	(0.4)

Cost of Products Sold and Intangible Asset Amortization

Cost of products sold as a percentage of net sales in the three months ended June 30, 2024 was comparable to the same prior year period. The increase in cost of products sold as a percentage of net sales in the six months ended June 30, 2024, as compared to the same prior year period was primarily due to the change in product mix discussed above in "Net Sales - Volume/Mix Trends."

Intangible asset amortization decreased in dollars and as a percentage of net sales in the three and six months ended June 30, 2024 as compared to the same prior year periods, primarily due to certain intangible assets becoming fully amortized in 2023.

Operating Expenses

Research and development ("R&D") expenses in dollars and as a percentage of net sales in the three and six months ended June 30, 2024 were comparable to the same prior year periods.

Selling, general and administrative (“SG&A”) expenses in dollars in the three months ended June 30, 2024 were comparable to the same prior year period. Increases in professional services fees ($2.4 million) were mostly offset by decreases in compensation expense ($1.1 million) and travel and entertainment expense ($1.0 million). SG&A increased as a percentage of sales in the three months ended June 30, 2024, as compared to the same prior year period, due primarily to the decline in sales.

SG&A expenses decreased in dollars and as a percentage of net sales in the six months ended June 30, 2024, as compared to the same prior year period, generally due to savings from our announced restructuring and other cost reduction initiatives. Specifically, the decline in SG&A was attributable to decreases in compensation and recruiting expense ($2.8 million), information technology expense ($0.9 million), marketing expense ($0.8 million) and TSA expense driven by our separation from Zimmer Biomet ($0.7 million).

Expenses resulting from restructuring and other cost reduction initiatives relate to various restructuring plans as discussed above. We recognized expense of $0.4 million and $1.4 million in the three months ended June 30, 2024 and 2023, respectively, primarily related to employee termination benefits. We recognized expense of $3.0 million and $2.5 million in the six months ended June 30, 2024 and 2023, respectively, primarily related to employee termination benefits, as well as professional services fees. For more information regarding these expenses, see Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Acquisition, integration, divestiture and related expenses include costs incurred to prepare for and complete the separation from Zimmer Biomet (such as professional fees, transition services agreements, costs to stand up our corporate organization and infrastructure), changes in the fair value of contingent consideration for acquisitions closed prior to the separation date and transaction costs related to the disposal of our spine segment. Acquisition, integration, divestiture and related expenses increased by $3.2 million for the three months ended June 30, 2024, as compared to the same prior year period, due primarily to transaction costs related to the evaluation of strategic options for our portfolio, including costs incurred related to the disposal of the spine segment (see Notes 1 and 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report) ($3.4 million) and fair value adjustment of the promissory note related to the sale of spine segment ($1.2 million), partially offset by decreases in separation-related expenses ($1.4 million). Acquisition, integration, divestiture and related expenses increased by $2.9 million for the six months ended June 30, 2024 as compared to the same prior year period, due primarily to transaction costs related to the evaluation of strategic options for our portfolio, including costs incurred related to the disposal of the spine segment (see Notes 1 and 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report) ($4.4 million) and fair value adjustment of the promissory note related to the sale of spine segment ($1.2 million), partially offset by decreases in separation-related expenses ($2.7 million).

Other Income (Expense), net, Interest Income, Interest Expense and Income Taxes

Our other income (expense), net, primarily relates to the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency. Therefore, the income or expense varies based upon the volatility of foreign currency exchange rates. Additionally, we recognized $3.4 million of TSA income in the three and six months ended June 30, 2024 related to the sale of the spine segment.

Interest income in the three and six months ended June 30, 2024 increased compared to the same prior year periods, due primarily to interest income from the promissory note received as partial consideration for the sale of the spine segment (see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

Interest expense in the three and six months ended June 30, 2024 decreased compared to the same prior year periods, due to a reduction in outstanding debt (see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

Our ETR on loss before income taxes was (40.9)% and 39.4% for the three months ended June 30, 2024 and 2023, and (48.0%) and (5.8%) for the six months ended June 30, 2024 and 2023, respectively. In the three and six months ended June 30, 2024, the income tax provision was lower than the 21% statutory rate due to losses not benefited as a result of valuation allowances and unfavorable U.S. taxable income modifications such as GILTI and shortfalls on stock compensation. In the three months ended June 30, 2023, the income tax benefit was higher than the 21% statutory rate due to releases in prior year valuation allowances primarily driven by method changes in accounting for inventories for tax purposes in the U.S. In the six months ended June 30, 2023, the income tax provision was lower than the 21% U.S. federal statutory rate due to losses in certain jurisdictions with full valuation allowances resulting in no tax benefit.

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

As of June 30, 2024 and December 31, 2023, we had $82.7 million and $87.8 million, respectively, in cash and cash equivalents.

Sources of Liquidity

Cash flows used in operating activities were $8.5 million and $6.9 million in the six months ended June 30, 2024 and 2023, respectively. Working capital for the six months ended June 30, 2024 provided cash of $0.5 million primarily due to cash provided by inventories and income taxes, mostly offset by cash used by accounts receivable and accounts payable and accrued liabilities. Working capital for the six months ended June 30, 2023 used cash of $18.0 million due to cash used for income taxes, related party payables and accounts payable and accrued liabilities, partially offset by cash provided by related party receivables and inventories.

Cash flows provided by (used in) investing activities were $285.7 million and $(7.1) million in the six months ended June 30, 2024 and 2023, respectively. In the current year period, we received proceeds of $291.1 million, net of cash disposed, from the sale of the spine segment (as discussed in Notes 1 and 2). Reductions in additions to instruments and other property, plant and equipment in the six months ended June 30, 2024 compared to the same prior year period are primarily due to the sale of the spine segment.

Cash flows used in financing activities were $276.7 million and $9.8 million for the six months ended June 30, 2024 and 2023, respectively. In the current year period, we prepaid $275.0 million on the Term Loan using proceeds from the sale of our spine segment (as discussed in Notes 1 and 2). In the prior year period, we made optional prepayments on the Term Loan of $10.5 million, which represented the aggregate amount of the mandatory scheduled principal payments due in the first six months of 2024.

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

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three and six months ended June 30, 2024 to the application of our critical accounting estimates as described in our Annual Report.

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

Foreign Currency Exchange Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Japanese Yen, Canadian Dollars, British Pounds, and Swiss Francs. We manage our foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign currency exchange rate movements on transactions denominated in foreign currencies, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. These forward contracts are designed to reduce the foreign exchange impact monetary assets and liabilities in non-functional currencies have on our financial results. Realized and unrealized gains and losses on these contracts are recognized in other (expense) income, net.

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

Interest Rate Risk

Our interest expense and related risks as reported in our condensed consolidated statements of operations are due to borrowings under our credit agreement. As of June 30, 2024, we had $236.9 million of floating rate debt subject to the adjusted term secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, decrease our annual pre-tax earnings by $2.4 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Careful consideration should be given to the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report, which could materially affect our business, financial condition and results of operations. Except as set forth below, there have been no material changes in those risk factors. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Due to the completion of the sale of our spine segment on April 1, 2024, the risk factor in our Annual Report entitled “The pending sale of our spine business (the “Pending Transaction”) is subject to various risks, uncertainties and conditions and may not be completed on the terms or timeline currently contemplated, if at all.” no longer applies.

The risk factor in our Annual Report entitled “We may be unable to achieve some or all of the strategic and financial benefits that we expect to achieve from the Pending Transaction.” is replaced in its entirety by the following:

We may be unable to achieve some or all of the strategic and financial benefits that we expect to achieve from the sale of our spine segment (the “Transaction”).

We are using the net proceeds from the Transaction to repay debt and invest in our dental business. The anticipated operational, financial, strategic and other benefits from the Transaction may not be achieved and could have an adverse impact on our business, financial condition and results of operations. The anticipated benefits are based on a number of assumptions, some of which may prove incorrect, and could be affected by a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and the other risks described in these risk factors.

The risk factor in our Annual Report entitled “If the Pending Transaction is completed, we will be a smaller, less diversified company than as we exist today.” is replaced in its entirety by the following:

The Transaction has resulted in us being a smaller, less diversified company.

The Transaction has resulted in us being a smaller, less diversified company that is significantly more reliant on our remaining dental business. As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition, and results of operations. The diversification of revenues, costs and cash flows has diminished as a result of the Transaction, such that our results of operations, cash flows, working capital, and effective tax rate may be subject to increased volatility and our ability to fund capital expenditures, investments and service debt may be diminished. As a result of the Transaction, we are incurring ongoing costs that were previously allocated to the spine segment. Those costs may exceed our estimates and could diminish the benefits we expect to realize from the Transaction.

Item 5. Other Information.

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description
2.1^

Equity Purchase Agreement, dated as of December 15, 2023, among ZimVie Inc., ZEB Buyer, LLC and Zimmer Biomet Spine, LLC (formerly Zimmer Biomet Spine, Inc.) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).

2.2^

Letter Agreement, dated as of March 29, 2024, to Equity Purchase Agreement, dated as of December 15, 2023, among ZimVie Inc., ZEB Buyer, LLC and Zimmer Biomet Spine, LLC (formerly Zimmer Biomet Spine, Inc.) (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024)

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

10.1*	ZimVie Inc. Executive Severance Plan, as amended May 14, 2024.
10.2*	Assignment and Assumption Agreement dated March 29, 2024, between Zimmer Biomet Spine, LLC and ZimVie Inc.
10.3

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

ZimVie Inc.

Date: August 1, 2024	By:	/s/ Richard Heppenstall
Richard Heppenstall
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)