Form 10-Q
period 2024-09-30
ZimVie Inc.
filed 2024-10-30
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the Registrant’s Common Stock outstanding as of October 25, 2024 was 27,598,871.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales
Third party, net	$103,222	$105,311	$338,228	$344,131
Related party, net	—	—	—	236
Total Net Sales	103,222	105,311	338,228	344,367
Cost of products sold, excluding intangible asset amortization	(35,820)	(36,907)	(123,596)	(124,246)
Related party cost of products sold, excluding intangible asset amortization	—	—	—	(231)
Intangible asset amortization	(6,037)	(6,778)	(18,059)	(20,378)
Research and development	(6,926)	(5,677)	(20,285)	(19,365)
Selling, general and administrative	(57,313)	(56,505)	(180,024)	(186,054)
Restructuring and other cost reduction initiatives	(687)	(1,391)	(3,664)	(3,929)
Acquisition, integration, divestiture and related	(1,276)	(1,936)	(6,934)	(4,647)
Operating Expenses	(108,059)	(109,194)	(352,562)	(358,850)
Operating Loss	(4,837)	(3,883)	(14,334)	(14,483)
Other income (expense), net	3,462	(990)	6,161	(1,189)
Interest income	2,466	569	4,938	1,929
Interest expense	(4,827)	(5,553)	(14,766)	(17,187)
Loss from continuing operations before income taxes	(3,736)	(9,857)	(18,001)	(30,930)
Benefit (provision) for income taxes from continuing operations	688	(325)	(6,161)	(1,555)
Net Loss from Continuing Operations of ZimVie Inc.	(3,048)	(10,182)	(24,162)	(32,485)
Earnings (loss) from discontinued operations, net of tax	764	5,093	10,103	(25,945)
Net Loss of ZimVie Inc.	$(2,284)	$(5,089)	$(14,059)	$(58,430)

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.11)	$(0.38)	$(0.88)	$(1.23)
Discontinued operations	0.03	0.19	0.37	(0.98)
Net Loss	$(0.08)	$(0.19)	$(0.51)	$(2.21)

Diluted (Loss) Earnings Per Common Share:
Continuing operations	$(0.11)	$(0.38)	$(0.88)	$(1.23)
Discontinued operations	0.03	0.19	0.37	(0.98)
Net Loss	$(0.08)	$(0.19)	$(0.51)	$(2.21)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss of ZimVie Inc.	$(2,284)	$(5,089)	$(14,059)	$(58,430)
Other Comprehensive Income (Loss)
Foreign currency cumulative translation adjustments, net of tax	11,559	(18,027)	460	(6,930)
Total Other Comprehensive Income (Loss)	11,559	(18,027)	460	(6,930)
Comprehensive Income (Loss)	$9,275	$(23,116)	$(13,599)	$(65,360)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	As of
	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$66,808	$71,511
Accounts receivable, net of allowance for credit losses of $2,392 and $3,222, respectively	69,581	65,168
Inventories	77,087	79,600
Prepaid expenses and other current assets	24,162	23,825
Current assets of discontinued operations	28,036	242,773
Total Current Assets	265,674	482,877
Property, plant and equipment, net of accumulated depreciation of $131,717 and $126,624, respectively	49,614	54,167
Goodwill	262,767	262,111
Intangible assets, net	98,251	114,354
Note receivable	63,072	—
Other assets	31,271	26,747
Noncurrent assets of discontinued operations	12,299	265,089
Total Assets	$782,948	$1,205,345
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$27,403	$27,785
Income taxes payable	2,440	2,863
Other current liabilities	58,363	67,108
Current liabilities of discontinued operations	48,432	75,858
Total Current Liabilities	136,638	173,614
Deferred income taxes	276	265
Lease liability	9,477	9,080
Other long-term liabilities	9,269	9,055
Non-current portion of debt	220,281	508,797
Noncurrent liabilities of discontinued operations	369	95,041
Total Liabilities	376,310	795,852
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 27,587 and 27,076, respectively	276	271
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	933,735	922,996
Accumulated deficit	(454,873)	(440,814)
Accumulated other comprehensive loss	(72,500)	(72,960)
Total Stockholders' Equity	406,638	409,493
Total Liabilities and Stockholders' Equity	$782,948	$1,205,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Income (Loss)	Equity
Balance June 30, 2024	$276	$930,471	$(452,589)	$(84,059)	$394,099
Net loss	—	—	(2,284)	—	(2,284)
Stock plan activity	—	(59)	—	—	(59)
Share-based compensation expense	—	3,323	—	—	3,323
Other comprehensive income	—	—	—	11,559	11,559
Balance September 30, 2024	$276	$933,735	$(454,873)	$(72,500)	$406,638

Balance June 30, 2023	$265	$908,507	$(100,873)	$(80,057)	$727,842
Net loss	—	—	(5,089)	—	(5,089)
Share-based compensation expense	—	5,473	—	—	5,473
Other comprehensive loss	—	—	—	(18,027)	(18,027)
Balance September 30, 2023	$265	$913,980	$(105,962)	$(98,084)	$710,199

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2023	$271	$922,996	$(440,814)	$(72,960)	$409,493
Net loss	—	—	(14,059)	—	(14,059)
Stock plan activity	5	(1,734)	—	—	(1,729)
Share-based compensation expense	—	12,473	—	—	12,473
Other comprehensive income	—	—	—	460	460
Balance September 30, 2024	$276	$933,735	$(454,873)	$(72,500)	$406,638

Balance December 31, 2022	$262	$897,028	$(47,532)	$(91,154)	$758,604
Net loss	—	—	(58,430)	—	(58,430)
Stock plan activity	3	823	—	—	826
Share-based compensation expense	—	16,129	—	—	16,129
Other comprehensive loss	—	—	—	(6,930)	(6,930)
Balance September 30, 2023	$265	$913,980	$(105,962)	$(98,084)	$710,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows (used in) provided by operating activities:
Net loss of ZimVie Inc.	$(14,059)	$(58,430)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,697	95,088
Share-based compensation	12,473	16,129
Deferred income tax provision	(4,201)	(11,967)
Loss on disposal of fixed assets	418	2,411
Other non-cash items	2,818	2,762
Gain on sale of spine disposal group (Note 2)	(22,427)	—
Changes in operating assets and liabilities
Income taxes	2,548	(34,061)
Accounts receivable	(5,742)	13,019
Related party receivable	—	8,483
Inventories	7,139	18,246
Prepaid expenses and other current assets	(2,447)	4,187
Accounts payable and accrued liabilities	(6,314)	(18,216)
Related party payable	—	(13,177)
Other assets and liabilities	(3,179)	(8,780)
Net cash (used in) provided by operating activities	(7,276)	15,694
Cash flows provided by (used in) investing activities:
Additions to instruments	(1,316)	(4,341)
Additions to other property, plant and equipment	(2,677)	(5,340)
Proceeds from sale of spine disposal group, net of cash disposed	291,123	—
Other investing activities	(1,961)	(2,762)
Net cash provided by (used in) investing activities	285,169	(12,443)
Cash flows used in financing activities:
Proceeds from debt	—	4,760
Payments on debt	(290,000)	(22,291)
Business combination contingent consideration payments	(3,712)	—
Payments related to tax withholding for share-based compensation	(1,729)	(419)
Proceeds from stock plan activity	—	1,167
Net cash used in financing activities	(295,441)	(16,783)
Effect of exchange rates on cash and cash equivalents	(2,124)	(620)
Decrease in cash and cash equivalents	(19,672)	(14,152)
Cash and cash equivalents, beginning of year	87,768	89,601
Cash and cash equivalents, end of period	$68,096	$75,449
Presentation includes cash of both continuing and discontinued operations

Supplemental cash flow information:
Income taxes paid, net	$5,232	$19,090
Interest paid	19,080	26,198
Promissory note receivable issued in connection with the sale of spine disposal group	60,000	—
Interest received in-kind	3,072	—

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

Since the sale of our spine segment, our core services include designing, manufacturing and distributing dental implant systems. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental prosthetic products are aimed at providing a more natural restoration to resemble the original teeth, and dental regenerative products are for soft tissue and bone rehabilitation. Our key products include the T3® Implant, Tapered Screw-Vent® Implant System, Trabecular Metal®™ Dental Implant, BellaTek® Encode® Impression System and Puros® Allograft Particulate.

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

Basis of Presentation

The accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of shareholders' equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, of ZimVie are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for the fair statement of such condensed consolidated financial statements have been made. The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report. During the three months ended March 31, 2024, we recorded out of period adjustments that increased the Loss from continuing operations before income taxes and reduced Earnings from discontinued operations, net of tax, by $1.8 million and $0.7 million, respectively. We have concluded these out of period adjustments did not have a material impact on our interim condensed consolidated financial statements for the three months ended March 31, 2024 or nine months ended September 30, 2024, nor were they material to previously issued interim and annual consolidated financial statements.

Restricted Cash - As of both September 30, 2024 and December 31, 2023, we had $1.5 million in restricted cash. The restriction as of September 30, 2024 and December 31, 2023 is on cash held in China as a result of ongoing litigation with a spine products distributor in China related to our decision to exit our spine products business in China.

Sale of Spine Segment

The historical results of our spine segment have been reflected as discontinued operations in our condensed consolidated financial statements as the sale represented a strategic shift in our business that had a major effect on operations and financial results. The assets and liabilities associated with this segment are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets. The disclosures presented in the notes to the condensed consolidated financial statements are presented on a continuing operations basis, unless otherwise noted.

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

On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.2 million (inclusive of $2.2 million in preliminary closing adjustments), subject to certain customary adjustments as set forth in the agreement, and received proceeds of $311.8 million, excluding the promissory note and transaction costs, but including cash disposed of $26.1 million. We recognized a gain on the sale of $11.3 million, which is included in Earnings (loss) from discontinued operations and primarily related to transaction costs incurred related to the sale. In accordance with the terms of the agreement, the closing adjustments were finalized with the Buyer in October 2024, resulting in an immaterial adjustment to the purchase price. The transfer of spine business activities in certain jurisdictions ("Deferred Transfer Locations") is deferred until the Buyer has met various legal and regulatory requirements in those jurisdictions. Until such transfer, we continue to control and operate these Deferred Transfer Locations and therefore we continue to consolidate the assets and liabilities and results of operations within discontinued operations in the condensed consolidated balance sheets and statements of operations. Details of the assets and liabilities and results of operations not transferred to the Buyer as of September 30, 2024 are included below. Net profit or loss of the Deferred Transfer Locations are transferred to the Buyer on a monthly basis. The net profit or loss to be transferred to the Buyer is included in Other expense, net within discontinued operations. We currently expect the Deferred Transfer Locations to be transferred within one year of the closing date of the sale. During the three and nine months ended September 30, 2024, one Deferred Transfer Location with an immaterial net asset balance was transferred to the Buyer, and two additional Deferred Transfer Locations with immaterial net asset balances were transferred to the Buyer in October 2024.

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

Details of earnings (loss) from discontinued operations included in our condensed consolidated statements of operations are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales
Third party, net	$13,244	$97,561	$121,642	$308,725
Related party, net	—	—	—	103
Total Net Sales	13,244	97,561	121,642	308,828
Cost of products sold, excluding intangible asset amortization	(5,866)	(28,341)	(40,360)	(86,220)
Related party cost of products sold, excluding intangible asset amortization	—	—	—	(97)
Intangible asset amortization	—	(13,837)	—	(41,409)
Research and development	(295)	(5,780)	(7,306)	(20,697)
Selling, general and administrative	(7,009)	(60,849)	(69,227)	(187,748)
Restructuring and other cost reduction initiatives	228	(1,041)	(1,666)	(11,922)
Acquisition, integration, divestiture and related	—	(9)	(11,770)	(377)
Other (expense) income, net	(123)	925	(768)	817
Interest income (expense), net (1)	37	(4,224)	(6,245)	(11,922)
Earnings (loss) from discontinued operations before income taxes	216	(15,595)	(15,700)	(50,746)
Adjustment of spine disposal group to fair value (2)	—	—	11,143	—
Gain on sale of spine disposal group	—	—	11,284	—
Benefit for income taxes from discontinued operations	548	20,688	3,376	24,801
Earnings (loss) from discontinued operations, net of tax	$764	$5,093	$10,103	$(25,945)

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

Details of assets and liabilities of discontinued operations are as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,288	$16,257
Accounts receivable, less allowance for credit losses	13,554	83,871
Inventories	13,123	130,430
Prepaid expenses and other current assets	71	12,215
Total Current Assets of Discontinued Operations	28,036	242,773
Property, plant and equipment, net	11,153	62,692
Intangible assets, net	—	477,110
Other assets	1,146	14,743
Total Noncurrent Assets of Discontinued Operations	12,299	554,545
Accounts payable	1,416	24,186
Income taxes payable	49	410
Other current liabilities (1)	46,967	51,262
Total Current Liabilities of Discontinued Operations	48,432	75,858
Deferred income taxes	—	86,037
Lease liability	258	8,032
Other long-term liabilities	111	972
Total Noncurrent Liabilities of Discontinued Operations	369	95,041
Adjustment of spine disposal group to fair value (2)	—	(289,456)

(1) Includes our non-cash liability of $40.5 million as of September 30, 2024 to transfer the net assets of the Deferred Transfer Locations to the Buyer.

(2) This adjustment is reflected in Noncurrent assets of discontinued operations in the condensed consolidated balance sheets.

Cash flows attributable to discontinued operations are included on our condensed consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Depreciation and amortization	$27	$68,738
Share-based compensation	712	1,969
Gain on sale of spine disposal group	(22,427)	—
Additions to instruments	1,316	4,341
Additions to other property, plant and equipment	88	447

3. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2023
Goodwill, Gross	$404,111
Accumulated impairment losses	(142,000)
Goodwill, Net	262,111
Currency translation	656
Balance at September 30, 2024
Goodwill, Gross	404,767
Accumulated impairment losses	(142,000)
Goodwill, Net	$262,767

The components of identifiable intangible assets were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total(1)
As of December 31, 2023:
Intangible assets subject to amortization:
Gross carrying amount	$168,841	$37,056	$143,565	$47,670	$397,132
Accumulated amortization	(113,354)	(23,393)	(98,361)	(47,670)	(282,778)
Total identifiable intangible assets	$55,487	$13,663	$45,204	$—	$114,354
As of September 30, 2024:
Intangible assets subject to amortization:
Gross carrying amount	$126,478	$34,955	$142,271	$2,032	$305,736
Accumulated amortization	(77,462)	(23,418)	(105,073)	(1,532)	(207,485)
Total identifiable intangible assets	$49,016	$11,537	$37,198	$500	$98,251

(1) During the quarter ended September 30, 2024, we wrote off all fully amortized intangible assets that are no longer in use.

Estimated annual amortization expense for the years ending December 31, 2024 through 2028 based on exchange rates in effect at December 31, 2023 is as follows (in millions):

For the Years Ending December 31,
2024 (remaining)	$6.1
2025	22.2
2026	22.2
2027	16.9
2028	11.8

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

ZimVie Awards

The ZimVie Inc. 2022 Stock Incentive Plan was established effective as of March 1, 2022, and was amended effective May 12, 2023 (as amended, the "2022 Plan"). A total of 6.0 million shares of common stock are authorized for issuance under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At September 30, 2024, 3.7 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock and RSUs. Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. Additionally, in cases of special circumstances as determined by the Compensation Committee of the Board of Directors, the Compensation Committee may, in its sole discretion, accelerate vesting. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

Share-based compensation expense was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$104	$278	$450	$846
Research and development	182	334	1,017	1,139
Selling, general and administrative	3,037	4,861	11,006	14,144
	3,323	5,473	12,473	16,129
Tax benefit related to awards	(831)	(1,374)	(3,143)	(4,053)
Total expense, net of tax	$2,492	$4,099	$9,330	$12,076

Share-based compensation expense related to discontinued operations is included in the table above and is disclosed in Note 2.

Stock option activity was as follows:

	For the Nine Months Ended September 30, 2024
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at December 31, 2023	2,303,143	$26.83
Exercised	(1,117)	18.58
Forfeited	(572,188)	26.11
Outstanding at September 30, 2024	1,729,838	$27.08	5.5	$—
Exercisable at September 30, 2024	1,438,875	$26.88	5.2	$—

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

Aggregate intrinsic value was negligible at September 30, 2024. At September 30, 2024, we had unrecognized share-based compensation cost related to unvested stock options of $1.9 million, which is expected to be amortized over the remaining weighted average vesting period of less than one year.

RSU activity was as follows:

	For the Nine Months Ended September 30, 2024
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2023	1,942,210	$15.13
Granted	797,869	17.52
Vested	(553,903)	20.12
Forfeited	(435,226)	13.29
Outstanding at September 30, 2024	1,750,950	$15.78

RSUs with performance-based vesting provisions ("PRSUs") declined to zero at September 30, 2024. In September 2024, the Compensation Committee of the Board of Directors approved a modification of all 289,310 outstanding PRSUs. Prior to the modification, the PRSUs could have vested from 0-150% of target based on the level of cumulative achievement of pre-defined performance metrics based on the consolidated results of the dental and spine segments. The PRSUs were payable in common shares and did not have the right to vote until settled. Compensation expense related to the PRSUs was being recognized over a 36-month cliff vesting period, and adjusted as needed for changes in the projected level of achievement of the performance metrics. During the quarter ended September 30, 2024, the Compensation Committee approved a conversion of all outstanding PRSUs into time-based RSUs on a one-for-one basis. The converted awards will cliff-vest on the award's original vesting date. For PRSUs outstanding prior to the conversion that were expected to vest, we determined that there was no change in their fair value immediately after the conversion. For PRSUs outstanding prior to the conversion that were not expected to vest, the fair value of the awards immediately after the conversion increased due to becoming probable of vesting, resulting in $1.2 million of incremental compensation expense that will be recognized over the remaining vesting period of approximately 1.7 years.

At September 30, 2024, we had unrecognized share-based compensation cost related to unvested RSUs of $15.7 million, which is expected to be amortized into earnings over the remaining weighted average vesting period of approximately 1.1 years. The total fair value of RSUs granted during the nine months ended September 30, 2024 and 2023 was $14.0 million and $15.8 million, respectively. The total fair value of RSUs that vested during the nine months ended September 30, 2024 and 2023 was $11.1 million and $6.4 million, respectively.

5. Earnings Per Share

The calculation of weighted average shares for basic and diluted net loss per common share is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss from Continuing Operations of ZimVie Inc.	$(3,048)	$(10,182)	$(24,162)	$(32,485)
Earnings (loss) from discontinued operations, net of tax	764	5,093	10,103	(25,945)
Net Loss of ZimVie Inc.	$(2,284)	$(5,089)	$(14,059)	$(58,430)

Weighted average shares outstanding for basic net loss per common share	27,574	26,530	27,369	26,406
Effect of dilutive stock options and other equity awards (1)	—	—	—	—
Weighted average shares outstanding for diluted net loss per common share	27,574	26,530	27,369	26,406

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.11)	$(0.38)	$(0.88)	$(1.23)
Discontinued operations	0.03	0.19	0.37	(0.98)
Net Loss	$(0.08)	$(0.19)	$(0.51)	$(2.21)

Diluted (Loss) Earnings Per Common Share:
Continuing operations	$(0.11)	$(0.38)	$(0.88)	$(1.23)
Discontinued operations	0.03	0.19	0.37	(0.98)
Net Loss	$(0.08)	$(0.19)	$(0.51)	$(2.21)

(1) Since we incurred a net loss in each of the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, no dilutive stock options or other equity awards were included as diluted shares in those periods.

For the three months ended September 30, 2024 and 2023, a weighted average of 1.8 million and 3.2 million, respectively, and for the nine months ended September 30, 2024 and 2023, a weighted average of 2.1 million and 3.3 million, respectively, options to purchase shares of common stock were not included in the computation of diluted net loss per share as the exercise prices of these options were greater than the average market price of the common stock.

6. Balance Sheet Details

Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$50,592	$54,456
Work-in-progress	22,360	20,659
Raw materials	4,135	4,485
Inventories	$77,087	$79,600

Amounts related to cost of products sold in the condensed consolidated statements of operations for excess and obsolete inventory were $0.5 million and $0.6 million in the three months ended September 30, 2024 and 2023, respectively, and were $1.6 million and $1.5 million in the nine months ended September 30, 2024 and 2023, respectively.

Other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Other current liabilities:
Salaries, wages and benefits	$25,307	$23,171
Lease liabilities	4,438	4,053
Other liabilities	28,618	39,884
Total other current liabilities	$58,363	$67,108

7. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 9) is determined using Level 2 inputs. The carrying value of our debt (see Note 8) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, and accounts payable) approximated their fair values at September 30, 2024 and December 31, 2023 due to their short-term nature.

As discussed in Notes 1 and 2, on April 1, 2024, we completed the sale of the spine segment. A portion of the consideration was in the form of a $60.0 million promissory note that accrues interest at a rate of 10% per annum, compounded semi-annually and interest is payable in kind. The note matures on October 1, 2029, contains change of control provisions and allows for optional prepayment at any time. Including consideration of paid-in-kind interest, the fair value of the note was $63.1 million as of September 30, 2024, which was determined using a discounted cash flow analysis, where contractual cash flows were discounted to present value at a risk-adjusted rate of return. The fair value of the note is determined each period by applying the same approach, considering changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk and issuer-specific credit risk.

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2023	$9,799
Settlements	(5,213)
Balance September 30, 2024	$4,586

8. Debt

Our debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Term loan	$221,913	$511,912
Debt issuance costs	(1,632)	(3,115)
Total debt	220,281	508,797
Less: current portion	—	—
Total debt due after one year	$220,281	$508,797

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

As of September 30, 2024, $221.9 million was outstanding on the Term Loan, and there were no outstanding borrowings under the Revolver. On April 1, 2024, we prepaid $275.0 million on the Term Loan using proceeds from the sale of our spine segment (as discussed in Notes 1 and 2), and we wrote off $0.9 million of debt issuance costs. As a result of this prepayment, we have no more scheduled quarterly amortization payments on the Term Loan, and the remaining balance is due at maturity on February 28, 2027. On September 30, 2024, we made an optional prepayment on the Term Loan of $15.0 million.

As of September 30, 2024, our interest rate was the secured overnight financing rate plus the applicable margin of 1.50% for term benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property and certain real property, and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of September 30, 2024.

See Note 9 to our consolidated financial statements included in our Annual Report for additional information on our Credit Agreement.

In April 2023, we financed $4.8 million of our corporate insurance premium, all of which was repaid by June 30, 2023.

9. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. Outstanding contracts are recorded in our condensed consolidated balance sheets at fair value as of the end of the reporting period. The aggregate notional amounts of these contracts were $20.7 million as of September 30, 2024 and $25.0 million as of December 31, 2023.

Current derivative assets of $0.1 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively, were included in Prepaid expenses and other current assets on our condensed consolidated balance sheets. Current derivative liabilities of $0 and $0.2 million as of September 30, 2024 and December 31, 2023, respectively, were included in Other current liabilities in our condensed consolidated balance sheets. Gains from these derivative instruments recognized in our condensed consolidated statements of operations in Other income (expense), net were $0.9 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and were $0.5 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

10. Income Taxes

Our effective tax rate (“ETR”) on loss before income taxes was 18.4% and (3.3%) for the three months ended September 30, 2024 and 2023, respectively, and (34.2%) and (5.0%) for the nine months ended September 30, 2024 and 2023, respectively. In the three and nine months ended September 30, 2024 and 2023, the income tax rate was lower than the 21.0% statutory rate due to our mix of earnings and losses across jurisdictions and losses not benefited as a result of valuation allowances.

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

We conduct business in the following countries that hold 10% or more of our total combined property, plant and equipment, net (in thousands):

	As of
	September 30, 2024	December 31, 2023
U.S.	$31,652	$35,444
Spain	14,358	14,431
Other countries	3,604	4,292
Property, plant and equipment, net	$49,614	$54,167

U.S. and foreign sales (based on the location of the customer) are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
U.S.	$65,350	$65,003	$202,414	$204,173
Spain	9,089	10,453	37,257	39,072
Other countries	28,783	29,855	98,557	100,886
Third party sales	$103,222	$105,311	$338,228	$344,131

Sales within any other individual country were less than 10% of our combined sales in each of those periods. No single customer accounted for 10% or more of our sales in the three and nine months ended September 30, 2024 and 2023.

12. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $1.3 million and $2.6 million as of September 30, 2024 and December 31, 2023, respectively. The decline in the balance was primarily due to loss contingencies that were transferred as part of the sale of the spine segment on April 1, 2024 discussed in Notes 1 and 2. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

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

13. Restructuring and Other Cost Reduction Initiatives

In January 2024, we initiated restructuring activities to better structure the organization to support our dental segment after the disposal of the spine segment. During the three and nine months ended September 30, 2024, we recorded pre-tax charges of $0.7 million and $3.5 million, respectively, related to these activities. The restructuring charges incurred under this plan were primarily related to employee termination benefits. We anticipate total charges of approximately $4 to $5 million related to this plan.

In April and July 2023, we initiated restructuring activities to better position our organization for future success based on the then-current business environment. These activities had the objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions and levels. During the three and nine months ended September 30, 2024, the charges recorded under this plan were negligible. During the three and nine months ended September 30, 2023, the pre-tax charges recorded under this plan were $1.3 million and $3.8 million, respectively, primarily related to employee termination fees and professional fees. We have incurred pre-tax charges of $4.1 million from inception through September 30, 2024, and we do not expect to incur future charges under this plan.

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. During the three and nine months ended September 30, 2024, the pre-tax charges recorded under this plan were negligible and $0.2 million, respectively, primarily related to employee termination benefits. During the three and nine months ended September 30, 2023, actions under this plan resulted in pre-tax charges that were negligible. We have incurred pre-tax charges of $3.0 million from inception through September 30, 2024, and we do not expect to incur future charges under this plan.

The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above and excludes non-cash charges (in thousands):

	Nine Months Ended September 30,
	Employee Termination Benefits	Other	Total
Balance, December 31, 2023	$947	$—	$947
Additions	3,518	161	3,679
Cash payments	(3,703)	(118)	(3,821)
Balance, September 30, 2024	$762	$43	$805

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

RESTRUCTURING AND OTHER COST REDUCTION INITIATIVES

Below is a summary of our restructuring and other cost reduction initiatives. For further information, refer to our discussion of expenses below under “Results of Operations - Three and Nine Months Ended September 30, 2024 and 2023 - Operating Expenses” and in Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Three and Nine Months Ended September 30, 2024 and 2023

Net Sales

The following table presents net sales and the components of the percentage changes ($ in thousands):

	Three Months Ended September 30,					Foreign
	2024	2023	% Inc/(Dec)	Volume/Mix	Price	Exchange
Third party, net	$103,222	$105,311	(2.0)%	(1.3)%	(0.9)%	0.2%
Related party, net	—	—	—	N/A	N/A	N/A
Total Net Sales	$103,222	$105,311	(2.0)%	(1.3)%	(0.9)%	0.2%

	Nine Months Ended September 30,					Foreign
	2024	2023	% Inc/(Dec)	Volume/Mix	Price	Exchange
Third party, net	$338,228	$344,131	(1.7)%	(0.2)%	(1.1)%	(0.4)%
Related party, net	—	236	(100.0)%	(100.0)%	N/A	N/A
Total Net Sales	$338,228	$344,367	(1.8)%	(0.3)%	(1.1)%	(0.4)%

Volume/Mix Trends

Volume decreased in the three and nine months ended September 30, 2024 compared to the same prior year periods. Lower dental implant and capital equipment sales were partially offset by growth in digital dentistry and biomaterials sales during the three months ended September 30, 2024, as compared to the same prior year period. Lower capital equipment and dental implant sales were partially offset by growth in digital dentistry and biomaterials sales during the nine months ended September 30, 2024, as compared to the same prior year period.

Pricing Trends

We experienced a price decline in the three and nine months ended September 30, 2024 compared to the same prior year periods, primarily related to pricing pressures on premium dental implant system sales in North America, resulting from a customer mix shift and customer consolidation in the specialty segment, as well as declines in pricing in China resulting from volume-based pricing.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in U.S. Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros and Japanese Yen. For the three months ended September 30, 2024, foreign exchange fluctuations had a small positive effect on year-over-year sales, mainly due to the strengthening of the Euro against the U.S. Dollar, partially offset by the weakening of the Japanese Yen against the U.S. Dollar. For the nine months ended September 30, 2024, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to the weakening of the Japanese Yen against the U.S. Dollar.

Expenses as a Percent of Net Sales

	Three Months Ended September 30,
	2024	2023	2024 vs 2023 Inc/(Dec)
Cost of products sold including related party, excluding intangible asset amortization	34.7%	35.0%	(0.3)%
Intangible asset amortization	5.8	6.4	(0.6)
Research and development	6.7	5.4	1.3
Selling, general and administrative	55.5	53.7	1.8
Restructuring and other cost reduction initiatives	0.7	1.3	(0.6)
Acquisition, integration, divestiture and related	1.2	1.8	(0.6)
Operating Loss	(4.7)	(3.7)	1.0

	Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Inc/(Dec)
Cost of products sold including related party, excluding intangible asset amortization	36.5%	36.2%	0.3%
Intangible asset amortization	5.3	5.9	(0.6)
Research and development	6.0	5.6	0.4
Selling, general and administrative	53.2	54.0	(0.8)
Restructuring and other cost reduction initiatives	1.1	1.1	-
Acquisition, integration, divestiture and related	2.1	1.3	0.8
Operating Loss	(4.2)	(4.2)	-

Cost of Products Sold and Intangible Asset Amortization

Cost of products sold in dollars declined in the three and nine months ended September 30, 2024 as compared to the same prior year periods, primarily due to the decline in sales as discussed above. Cost of products sold as a percentage of net sales in the three months ended September 30, 2024 decreased as compared to the same prior year period, primarily as a result of a mix shift to higher margin products. Cost of products sold as a percentage of net sales in the nine months ended September 30, 2024 increased as compared to the same prior year period primarily due to the negative impact of price declines on sales as discussed above in "Net Sales - Pricing Trends."

Intangible asset amortization decreased in dollars and as a percentage of net sales in the three and nine months ended September 30, 2024 as compared to the same prior year periods, primarily due to certain intangible assets becoming fully amortized in 2023.

Operating Expenses

Research and development ("R&D") expenses increased in dollars and as a percentage of net sales in the three and nine months ended September 30, 2024 as compared to the same prior year periods. The increases in the three-month period were primarily due to professional service fees related to new product development and launches ($0.6 million), compensation expense ($0.4 million) and supplies ($0.3 million). The increases in the nine-month period were primarily due to professional service fees related to new product development and launches ($0.4 million) and compensation expense ($0.2 million).

Selling, general and administrative (“SG&A”) expenses increased in dollars and as a percentage of sales in the three months ended September 30, 2024 as compared to the same prior year period. Increases in compensation expense ($1.1 million), travel and entertainment expense ($0.5 million) and marketing expense ($0.5 million) were partially offset by decreases in professional services fees ($1.1 million).

SG&A expenses decreased in dollars and as a percentage of net sales in the nine months ended September 30, 2024, as compared to the same prior year period, generally due to savings from our announced restructuring and other cost reduction initiatives. Specifically, the decline in SG&A was primarily attributable to decreases in compensation and recruiting expense ($1.7 million), professional services fees ($1.4 million) and TSA expenses related to our separation from Zimmer Biomet ($0.7 million).

Expenses resulting from restructuring and other cost reduction initiatives relate to various restructuring plans as discussed above. We recognized expense of $0.7 million and $1.4 million in the three months ended September 30, 2024 and 2023, respectively, primarily related to employee termination benefits. We recognized expense of $3.7 million and $3.9 million in the nine months ended September 30, 2024 and 2023, respectively, primarily related to employee termination benefits, as well as professional services fees. For more information regarding these expenses, see Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Acquisition, integration, divestiture and related expenses include costs incurred to prepare for and complete the separation from Zimmer Biomet (such as professional fees, transition services agreements, costs to stand up our corporate organization and infrastructure), changes in the fair value of contingent consideration for acquisitions closed prior to the separation date and transaction costs related to the disposal of our spine segment. Acquisition, integration, divestiture and related expenses decreased by $0.7 million for the three months ended September 30, 2024, as compared to the same prior year period, due primarily to a fair value adjustment of the promissory note related to the sale of the spine segment ($1.2 million) and decreases in separation-related expenses ($0.5 million), partially offset by transaction costs related to the evaluation of strategic options for our portfolio, including costs incurred related to the disposal of the spine segment (see Notes 1 and 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report) ($1.1 million). Acquisition, integration, divestiture and related expenses increased by $2.3 million for the nine months ended September 30, 2024 as compared to the same prior year period, due primarily to transaction costs related to the evaluation of strategic options for our portfolio, including costs incurred related to the disposal of the spine segment (see Notes 1 and 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report) ($5.3 million), partially offset by decreases in separation-related expenses ($3.2 million).

Other Income (Expense), net, Interest Income, Interest Expense and Income Taxes

Our other income (expense), net, relates to TSA income, as well as the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency. We recognized $3.2 million and $6.6 million of TSA income in the three and nine months ended September 30, 2024 and 2023, respectively, related to the sale of the spine segment. Income or expense related to the remeasurement of monetary assets and liabilities varies based upon the volatility of foreign currency exchange rates.

Interest income in the three and nine months ended September 30, 2024 increased compared to the same prior year periods, due primarily to interest income from the promissory note received as partial consideration for the sale of the spine segment (see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

Interest expense in the three and nine months ended September 30, 2024 decreased compared to the same prior year periods, due primarily to a reduction in outstanding debt (see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report), as well as a reduction in interest rates.

Our ETR on loss before income taxes was 18.4% and (3.3%) for the three months ended September 30, 2024 and 2023, and (34.2%) and (5.0%), respectively, for the nine months ended September 30, 2024 and 2023, respectively. In the three and nine months ended September 30, 2024, the income tax rate was lower than the 21.0% statutory rate due to our mix of earnings and losses across jurisdictions and losses not benefited as a result of valuation allowances.

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

As of September 30, 2024 and December 31, 2023, we had $68.1 million and $87.8 million, respectively, in cash and cash equivalents.

Sources of Liquidity

Cash flows (used in) provided by operating activities were $(7.3) million and $15.7 million in the nine months ended September 30, 2024 and 2023, respectively. Working capital for the nine months ended September 30, 2024 used cash of $4.8 million primarily due to cash used by accounts payable and accrued liabilities, accounts receivable and prepaid expenses and other current assets, partially offset by cash provided by inventories and income taxes. Working capital for the nine months ended September 30, 2023 used cash of $21.5 million due to cash used for income taxes, accounts payable and accrued liabilities and related party payables, partially offset by cash provided by inventories, accounts receivable, related party receivables and prepaid expenses and other current assets.

Cash flows provided by (used in) investing activities were $285.2 million and $(12.4) million in the nine months ended September 30, 2024 and 2023, respectively. In the current year period, we received proceeds of $291.1 million, net of cash disposed, from the sale of the spine segment (as discussed in Notes 1 and 2). Reductions in additions to instruments and other property, plant and equipment in the nine months ended September 30, 2024 compared to the same prior year period were primarily due to the sale of the spine segment.

Cash flows used in financing activities were $295.4 million and $16.8 million for the nine months ended September 30, 2024 and 2023, respectively. In the current year period, we prepaid $275.0 million on the Term Loan using proceeds from the sale of our spine segment (as discussed in Notes 1 and 2) and made optional prepayments on the Term Loan of $15.0 million. In the prior year period, we made optional prepayments on the Term Loan of $17.5 million, which represented the aggregate amount of the mandatory scheduled principal payments due in the first nine months of 2024.

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

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three and nine months ended September 30, 2024 to the application of our critical accounting estimates as described in our Annual Report.

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

Interest Rate Risk

Our interest expense and related risks as reported in our condensed consolidated statements of operations are due to borrowings under our credit agreement. As of September 30, 2024, we had $221.9 million of floating rate debt subject to the adjusted term secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, decrease our annual pre-tax results of operations by $2.2 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

ZimVie Inc.

Date: October 30, 2024	By:	/s/ Richard Heppenstall
Richard Heppenstall
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)