Form 10-K
period 2024-12-31
ZimVie Inc.
filed 2025-02-26
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant's common stock on The Nasdaq Global Select Market on June 28, 2024, was $493,667,774.

The number of shares of the Registrant’s Common Stock outstanding as of February 21, 2025 was 27,677,346.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2025 Annual Meeting of Stockholders	Part III

ZIMVIE INC.

ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of federal securities laws, including, among others, any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “track,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: dependence on new product development, technological advances and innovation; shifts in the product category or regional sales mix of our products and services; supply and prices of raw materials and products, including impacts from tariffs; pricing pressures from competitors, customers, dental practices and insurance providers; changes in customer demand for our products and services caused by demographic changes or other factors; challenges relating to changes in and compliance with governmental laws and regulations affecting our United States (“U.S.”) and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of products; competition; the impact of healthcare reform measures; reductions in reimbursement levels by third-party payors; cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare group purchasing organizations, including the volume-based procurement process in China; control of costs and expenses; dependence on a limited number of suppliers for key raw materials and outsourced activities; the ability to obtain and maintain adequate intellectual property protection; breaches or failures of our information technology systems or products, including by cyberattack, unauthorized access or theft; the ability to retain the independent agents and distributors who market our products; our ability to attract, retain and develop the highly skilled employees we need to support our business; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; a determination by the Internal Revenue Service that the distribution of our shares of common stock by Zimmer Biomet Holdings, Inc. in 2022 (the "distribution") or certain related transactions should be treated as taxable transactions; financing transactions undertaken in connection with the separation and risks associated with additional indebtedness; the impact of the separation on our businesses and the risk that the separation and the results thereof may be more difficult, time consuming and/or costly than expected, which could impact our relationships with customers, suppliers, employees and other business counterparties; restrictions on activities following the distribution in order to preserve the tax-free treatment of the distribution; the ability to form and implement alliances; changes in tax obligations arising from tax reform measures, including European Union rules on state aid, or examinations by tax authorities; product liability, intellectual property and commercial litigation losses; changes in general industry and market conditions, including domestic and international growth rates; changes in general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations; and the effects of global pandemics and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective procedures and our ability to collect accounts receivable.

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

For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the U.S. Securities and Exchange Commission from time to time.

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

On December 15, 2023, we entered into a definitive agreement to sell our spine segment to an affiliate of H.I.G. Capital (the "Buyer") for $375 million in total consideration, comprised of $315 million in cash, subject to certain customary adjustments as set forth in the agreement, and $60 million in the form of a promissory note that accrues interest at a rate of 10% per annum, compounded semi-annually, and interest is payable in kind. On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.0 million (inclusive of $2.0 million in closing adjustments) and received net proceeds of $311.6 million, excluding the promissory note and transaction costs, but including cash disposed of $26.1 million.

As a result of the sale of our spine segment, the historical financial condition and results of operations of our spine segment have been reflected as discontinued operations in our consolidated financial statements, and the assets and liabilities associated with this segment are classified as assets and liabilities of discontinued operations in our consolidated balance sheets. The transfer of spine business activities in certain jurisdictions ("Deferred Transfer Locations") is deferred until the Buyer has met various legal and regulatory requirements in those jurisdictions. Until such transfer, we continue to control and operate these Deferred Transfer Locations and therefore we continue to consolidate the assets and liabilities and results of operations of the Deferred Transfer Locations within discontinued operations in our consolidated balance sheets and statements of operations. As of December 31, 2024, there were four remaining Deferred Transfer Locations. See Notes 3 and 8 to our consolidated financial statements included in Part II, Item 8 of this Annual Report for additional information.

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for dental patients worldwide. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to support dental tooth replacement and restoration procedures. Our established commercial infrastructure and large sales force support our meaningful presence in both established and emerging markets. We estimate the global tooth replacement market generated approximately $8 billion in sales in 2024. We believe we are well-positioned in the growing global dental implant, biomaterials and digital dentistry market with a strong presence in the tooth replacement market and market leading positions in certain geographies. Prior to the closing of the sale of our spine segment, our operations were principally managed on a products basis and included two operating segments, 1) the dental products segment, and 2) the spine products segment.

Due to the sale of our spine business, discussions in this Business section pertain to continuing operations of ZimVie, namely our dental business.

Our core services include designing, manufacturing and distributing dental implant systems, dental biomaterial products and digital dentistry solutions. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental restorative products are aimed at providing aesthetic and functional restoration to resemble the original teeth, and dental biomaterial products are for soft tissue and bone rehabilitation.

ZimVie’s dental business was built through the acquisition and integration of several dental businesses and brands over the course of more than 25 years. Between 2019 and 2020, the dental business was reshaped through multiple tuck-in acquisitions that expanded digital dentistry capabilities to include guided surgery services with the acquisition of Implant Concierge, LLC, as well as computer aided-design ("CAD")/computer aided-manufacturing ("CAM") software and surgery guide production capabilities with the 3DIEMME Srl acquisition.

We operate on a global scale and utilize a network of directly-employed sales representatives, independent sales agents and exclusive distributors to market our products in approximately 50 countries in North America, Europe, Latin America and Asia. As of December 31, 2024, we had (excluding employees at Deferred Transfer Locations) approximately 1,770 employees globally, with approximately 700 employees focusing on sales, marketing and key commercialization activities and approximately 110 employees focusing on research and development ("R&D"). Additionally, we operate two manufacturing sites and devote significant resources to training and educating oral surgeons and clinicians regarding the proper use, safety and reproducibility of clinical outcomes for our products. Our education and training programs are led by our medical education team and field experts, and integrate training with professional development, enabling us to introduce our innovative products and procedures.

Our Products and Solutions

We have a long history of developing innovative dental products with extensive input from oral surgeons and clinicians. Today, our portfolio includes a full range of products designed to treat tooth replacement and restoration procedures. Our products and technologies facilitate less-invasive applications for dental procedures to enable better outcomes.

We offer a broad product portfolio of surgical, biomaterial and digital hardware and software solutions designed to serve the needs of oral surgeons, clinicians and their patients. Our core services include designing, manufacturing and distributing a comprehensive portfolio of dental implant systems, dental biomaterial products and digital dentistry solutions. These categories are highly complementary and essential to providing complete end-to-end implant-based tooth replacement solutions.

Dental implant systems. Dental reconstructive implants are for individuals who are missing one or more teeth, or are totally without teeth, and dental restorative products are aimed at providing aesthetic and functional restoration to resemble the original teeth. Our products and solutions are utilized in oral surgery centers, dental service organizations (“DSOs”) and dental offices by oral surgeons and dental clinicians to provide patients with aesthetic and functional restoration to resemble the original teeth. We also service the clinician community by offering a variety of solutions to their dental laboratory partners. We offer a comprehensive line of dental implant systems, restorative and abutment products, and surgical instrumentation and kits to address a wide range of clinical needs and indications. Our implant system portfolio encompasses tissue-level and bone-level implants, in a variety of surfaces, shapes, sizes and widths, to provide a full range of solutions for restoring the tooth’s natural appearance and function.

We also offer advanced, patient-specific restorative solutions. We design and market our patient-specific abutments, bars, implant bridges and hybrid restorations under the BellaTek® brand. Our BellaTek abutments are precisely fabricated and exclusively designed to match each patient’s tooth anatomy and produce a natural emergence profile through the soft tissue. Our BellaTek-related workflows leverage our Encode® Impression System, which reduces the need for implant level impressions and simplifies the treatment process for patients, oral surgeons and restorative clinicians.

The key products in our dental implant systems portfolio consist of the following:

•
TSX Implant System
•
Tapered Screw-Vent® (TSV®) Implant System
•
T3® Pro Implant System
•
T3® Implant System
•
OSSEOTITE® Implant System
•
Trabecular Metal®Implant System
•
BellaTek Patient Specific Products
•
GenTek™ Restorative Portfolio
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

Our key digital dentistry solutions consist of the following:

•
SmileZ Today
•
Intraoral Scanners
•
Surgical Guides
•
RealGUIDE

Sales and Distribution

We utilize a global network of directly-employed sales representatives, independent sales agents and exclusive distributors to market our products in 50 countries in North America, Europe, Latin America and Asia. As of December 31, 2024, we had approximately 700 employees for continuing operations focusing on sales, marketing and key commercialization activities.

Dental products are primarily sold through direct sales, although we utilize third-party distributor partners in smaller geographies. Our typical customers and end-users of our products include oral surgeons, dental specialists, general dentists, dental laboratories and other dental organizations, including DSOs, as well as educational, medical and governmental entities and third-party distributors.

In addition to our sales and marketing efforts noted above, we devote significant resources to training and educating oral surgeons and clinicians regarding the proper use, safety and reproducibility of clinical outcomes for our products. Our education and training programs are led by our medical education team and field experts, and integrate training with professional development, enabling us to introduce our innovative products and procedures. We provide science-based education, hands-on product training, clinical instruction and practice management training, both in person and virtually to participants around the world.

Research and Development

We engage in significant R&D activities for the purpose of developing new product offerings to meet customer needs, as well as to improve upon our existing portfolio.

Our development efforts focus on high growth submarkets that we believe will help augment our existing portfolio and drive future growth. Specifically, we focus on developing new implant technologies, biomaterials and digital dentistry solutions to improve surgeon and clinician efficiency and patient outcomes. Our R&D organization maintains an extensive network of relationships with oral surgeons, clinicians, key opinion leaders and other leading healthcare professionals. The purpose of these collaborative interactions is to assist us in delivering meaningful clinical and economic benefits across all of our new offerings. By partnering with these field experts, we develop products that specifically address unmet oral surgeon and dental clinician and patient needs. The efficient development and commercialization of new products and technologies remains key to our core strategy and continues to be an important growth driver for the business.

We leverage our research activities to identify innovative technologies. In addition to our internal development efforts, we may at times seek to expand our portfolio of offerings through inorganic means, such as acquiring complementary products or businesses, establishing technology licensing arrangements or forming strategic alliances. We intend to further expand our offerings in select product categories and in our digital dentistry services with additional artificial intelligence and machine learning enhancements.

Our primary R&D facilities for continuing operations are located in Florida. We have additional R&D personnel based in other international locations. As of December 31, 2024, we employed approximately 110 R&D individuals worldwide for continuing operations. For the years ended December 31, 2024, 2023 and 2022, we incurred R&D expenses for continuing operations of $26.9 million, $26.2 million and $31.1 million, respectively.

Intellectual Property

Patents and other proprietary rights are important to the continued success of our continuing business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information. Although our intellectual property in aggregate is important to our operations, we do not consider any single patent, trademark, copyright, trade secret or license to be of material importance to any segment or to the business as a whole. We own or control through licensing arrangements over 400 issued patents and patent applications throughout the world that relate to aspects of the technology incorporated in many of our products. See Part I, Item 1A, "Risk Factors” of this Annual Report for a discussion of risks related to our intellectual property.

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

Competition

The markets in which we conduct our business, and the medical technology industry in general, are highly competitive and subject to change. The industry is affected by the introduction of new products and technologies and other market activities of industry participants. Our competitors include other global medical technology companies and pure-play dental companies, as well as academic institutions and other public and private research organizations that conduct research, seek patent protection and establish arrangements for commercializing products that will compete with our products. We compete primarily with The Straumann Group, Dentsply Sirona Inc., Nobel Biocare Services AG (part of Envista Holdings Corporation), Henry Schein, Inc. and Geistlich Pharma AG.

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
•
Improve efficiency and clinical outcomes for oral surgeons, clinicians and their patients;
•
Obtain and maintain regulatory clearances or approvals;
•
Manufacture and sell our products cost-effectively;
•
Meet all relevant quality standards for our products and their markets;
•
Protect the proprietary technology of our products and manufacturing processes;
•
Effectively market and promote our products;
•
Continue to provide effective medical education for oral surgeons and clinicians on our products;
•
Attract and retain qualified scientific, management and sales employees and focused sales representatives;
•
Maintain our strategic partnerships; and
•
Support our technology with clinically relevant studies.

Human Capital

Workforce Composition

As of December 31, 2024, we had approximately 1,770 employees worldwide in continuing operations, approximately 800 of which were located within the U.S. and the rest of which were located primarily throughout Europe and Asia. Employees of our wholly-owned subsidiaries based in Spain, France, Germany, Switzerland, Austria and the Netherlands are covered by Works Councils. In addition to our employees, we partner with independent sales representatives and independent distributors who sell our products in the U.S. and internationally.

Our sales force consists of directly-employed sales representatives, independent agents and independent distributors who are responsible for particular geographic regions. We operate in a highly competitive industry and it is essential that we attract and retain qualified personnel through competitive compensation and benefits and a rewarding work environment in order to achieve our strategic business objectives. Competition for sales talent in our industry is significant. Our sales force provides product support and consultative services to our customers, and our sales representatives often develop long-lasting relationships with the customers they serve. Accordingly, recruiting sales representatives with appropriate expertise, retaining our talent and incentivizing our sales force is important to our success. We also believe we will attract and retain sales talent based on the breadth of our product and service offerings, our commitment to investing in R&D and our new product innovation pipeline, as well as our medical training and education program.

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

Employee Communication and Engagement

We value open and direct communication with our employees about their experiences. We use a variety of channels to obtain employee feedback, including employee surveys, open forums with leadership and employee resource groups. The input received through these mechanisms is used to help evolve our working environment and strengthen our culture. We also recognize the value associated with fostering a work environment that is culturally diverse and inclusive. Our goal is to cultivate a respectful and professional environment where all voices are heard and valued.

Community

Our employees have a long history of providing support and care to our communities, donating time, resources and funds to local causes. In addition, we support medical research and education and charitable and philanthropic endeavors. We believe in giving back, and we also believe it is important to operate in a socially responsible manner.

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

Seasonality

Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the summer season. Additionally, with sales to customers where title to product passes upon shipment, these customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales.

Government Regulation and Compliance

Our operations, products and customers are subject to extensive government regulation by numerous government agencies, both within and outside the U.S. Our global regulatory environment is increasingly stringent, unpredictable and complex. There is a global trend toward increased regulatory activity related to medical products.

Our quality management system is based upon the requirements of International Organization for Standardization ("ISO") 13485, the QMSR, the EU MDR (each as defined below) and other applicable regulations for the markets in which we sell. Our principal manufacturing sites are certified to ISO 13485 and MDSAP (the Medical Device Single Audit Program) and audited at regular intervals.

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

Most of our new products fall into an FDA medical device classification that requires the submission of a premarket notification ("510(k)") to the FDA. This process requires us to demonstrate that the device to be marketed has substantial equivalency to a legally marketed device, which requires the submission of information that is adequate to support that the device is at least as safe and effective as a currently marketed device. Before we can market the new device, we must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the U.S.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. In January 2024, the FDA revised the quality system requirements to reflect alignment with the ISO 13485:2016 standard, which is used as a basis for establishing quality system expectations in many other countries, particularly those linked with the European Union (“EU”) Medical Device Regulation (“MDR”). These requirements are now known as the Quality Management System Requirements (“QMSR”) and become fully effective in February 2026. Our systems have already transitioned to these requirements. The QMSR requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QMSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products and is also necessary for distributing in the U.S. certain devices exempt from FDA clearance and approval requirements. Our manufacturing operations, and those of our third-party manufacturers, are required to comply with the QMSR, which addresses a company’s responsibility for product design, testing and manufacturing quality assurance and the maintenance of records and documentation. The FDA conducts announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with the QMSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue inspectional observations on Form 483 that would necessitate prompt corrective action. If FDA inspectional observations are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, such as a ceasing of operations, of one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us. The FDA may also recommend prosecution to the U.S. Department of Justice (“DOJ”). Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

The FDA, in cooperation with U.S. Customs and Border Protection (“CBP”), administers controls over the import of medical devices into the U.S. and can prevent the importation of products the FDA deems to violate the broader FDCA, which gives the agency the authority to enforce the law. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department. In addition, exported medical products are subject to the regulatory requirements of each country to which the medical product is exported.

There are also requirements of state and local governments that we must comply with in the manufacture and marketing of our products.

International

In many of the countries in which our products are sold, we are subject to supranational, national, regional and local regulations affecting, among other things, the development, design, manufacturing, product standards, packaging, advertising, promotion, labeling, marketing and postmarket surveillance of medical products, including medical devices. In the EU, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE (an acronym for the French “Conformité Européene”) Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. In 2017, the European Commission published changes to the requirements for both approval of devices and the surveillance activities required, including postmarket surveillance, under MDR. The regulation provided an implementation period and became effective on May 26, 2021, requiring all new or significantly changed devices placed on the market to comply with these requirements. In March 2023, the EU Parliament voted to extend the MDR transition period. The extension postpones the original May 26, 2024 deadline until 2027 allowing for a longer transition period for legacy devices (devices approved under the prior requirements, known as Directive 93/42/EEC before May 26, 2021) in order to ensure the continued support of patients while manufacturers generate the test data and technical documentation necessary to meet the new requirements. Legacy devices may continue to be distributed through December 2027 and December 2028 based on device classification, subject to requirements of the issued guidance.

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

Data Privacy

In addition, we are subject to federal, state and international data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of health-related and other personal information. The FDA issued final guidance in September 2023 to which we are subject concerning data security for medical devices.

HHS issued its final rule implementing “information blocking penalties” in June 2023, with enforcement beginning in September 2023. As a healthcare provider, we are required to provide certain limited electronic health information to patients upon patient request. As of December 31, 2024, there have been no public, material enforcement actions of the "information blocking" rule. We will continue to monitor the enforcement of the “information blocking” rule to assess its impact on the use of data in our business.

Further, a number of U.S. states have enacted data privacy and security laws and regulations that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of personal information. For example, the California Privacy Protection Agency (“CPPA”) adopted new regulations implementing the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA imposes detailed obligations on businesses with respect to collection, processing, and disclosure of consumer personal information, including personal information of employees, job applicants, and business contacts, and provides a private right of action. Aside from the CCPA, comprehensive privacy legislation in Colorado, Connecticut, Montana, Oregon, Texas, Utah and Virginia went into effect in 2023 or 2024, and multiple other states adopted new comprehensive privacy legislation, including Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, New Hampshire, New Jersey, Nebraska, Rhode Island and Tennessee, which will become effective between 2025 and 2026.

In addition to those consumer data protection laws, 2023 brought substantial changes with respect to consumer health data not covered by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). In particular, the Federal Trade Commission (“FTC”) brought three enforcement actions against companies that handle electronic health information relating to collection and disclosure of non-HIPAA covered health information under Section 5 of the FTC Act, two of which also alleged violations of the FTC’s Health Breach Notification Rule. Underscoring the FTC’s focus on health information, in early 2024, the FTC finalized changes to the Health Breach Notification Rule, clarifying its scope and emphasizing its applicability to non-HIPAA healthcare providers, particularly those that offer web-based health applications and similar technologies. In terms of enforcement actions, in April 2024, the FTC brought an enforcement against an online healthcare provider related to its collection and disclosure of health information for advertising purposes. In late 2024, the FTC brought two more enforcement actions against two different data brokers for their use, disclosure and sale of sensitive location information, including information about consumers’ visits to particular healthcare facilities. Further, Washington and Nevada adopted significant new legislation relating to consumer health data, and Connecticut incorporated provisions related to consumer health data into Connecticut’s Data Privacy Act. Notably, Washington and Nevada have restrictive provisions regarding collection and disclosure of consumer health data, and Washington provides a private right of action.

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

Information About Our Executive Officers

The following table sets forth certain information with respect to our executive officers as of February 26, 2025.

Name	Age	Position
Vafa Jamali	55	President, Chief Executive Officer and Director
Richard Heppenstall	54	Executive Vice President, Chief Financial Officer and Treasurer
Indraneel Kanaglekar	47	Senior Vice President, Chief Commercial Officer
Heather Kidwell	56	Senior Vice President, Chief Legal, Compliance and Human Resources Officer and Corporate Secretary

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

Mr. Kanaglekar was appointed Senior Vice President, Chief Commercial Officer of ZimVie in April 2024. Previously, Mr. Kanaglekar served as Senior Vice President and President, Global Dental of ZimVie from June 2021 to April 2024. Prior to that, Mr. Kanaglekar served as Vice President and General Manager of Zimmer Biomet Dental from July 2017 until April 2021. Mr. Kanaglekar joined Zimmer Biomet’s dental organization in June 2012 as Director, Business Development. In June 2015, he was promoted to Vice President, Business Development and PMO and in January 2017, he was promoted to General Manager, Asia Pacific of Zimmer Biomet Dental. Prior to joining Zimmer Biomet, Mr. Kanaglekar worked in the life sciences industry in R&D, sales and marketing consulting, and business development with Agilent Technologies, ZS Associates and Beckman Coulter (a Danaher operating company), respectively. He holds a Bachelor of Technology in Materials Science from the Indian Institute of Technology Bombay, a Master of Science in Materials Science from the University of Wisconsin-Madison and an MBA from the University of Chicago Booth School of Business.

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

We and our third-party manufacturers have manufacturing sites in multiple countries around the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or more plants. Damage to one or more of these facilities from weather or natural disaster-related events, vulnerabilities in technology, cyber-attacks against our information systems or the information systems of our business partners (such as ransomware attacks), or issues in manufacturing arising from a failure to follow specific protocols and procedures, compliance concerns relating to the FDA QMSR (21 CFR Part 820) and Good Manufacturing Practice requirements, equipment breakdown or malfunction, reductions in operations and/or worker absences due to health epidemics, or other factors could adversely affect the ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products or to meet customer demand. In the event of a significant interruption, for example, as a result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to the need for regulatory approvals. As a result, we may experience loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our business, financial condition and results of operations.

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

To be commercially successful, we must effectively demonstrate to oral surgeons, dentists, DSOs and hospitals the value proposition of our products and procedural solutions compared to those of our competitors.

Oral surgeons, dentists, DSOs and hospitals may not widely adopt our products and solutions unless we are able to effectively educate them as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our offerings as compared to those of our competitors. We believe that the most effective way to introduce and build market demand for our products and solutions is by directly training oral surgeons and dentists in their use. If oral surgeons and dentists are not properly trained, they may misuse or ineffectively use our products and solutions. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.

Oral surgeons, dentists, DSOs and hospitals may be hesitant to use and accept our products and solutions for the following reasons, among others:

•
lack or perceived lack of evidence supporting additional patient benefits;
•
existing relationships with competitors;
•
higher pricing associated with new products and procedures;
•
increased competition in procedural offerings and solutions;
•
lack or perceived lack of differentiation among procedures;
•
costs associated with the purchase of new products and equipment; and
•
the time commitment that may be required for training.

If we are not able to effectively demonstrate to oral surgeons, dentists, DSOs and hospitals the value proposition of our products and procedural solutions, or if oral surgeons, dentists, DSOs and hospitals adopt competing products, our sales could significantly decrease or fail to increase, which could adversely impact our results of operations and cash flow. In addition, we believe recommendations and support of our offerings by influential oral surgeons, dentists and other key opinion leaders are essential for market acceptance and adoption. If we are not successful in obtaining such support, oral surgeons, dentists, DSOs and hospitals may not use our products and solutions, and we may not achieve expected results of operations.

If we fail to retain the employees and the independent agents and distributors upon whom we rely to market our products, customers may not buy our products and our results of operations may decline.

Our marketing success in the U.S. and abroad depends significantly upon our employees’, agents’ and distributors’ sales and service expertise in the marketplace. Many of these individuals have developed professional relationships with existing and potential customers because of their detailed knowledge of products and instruments. A loss of a significant number of our these professionals could have a material adverse effect on our business and results of operations.

If we do not introduce new products in a timely manner, our products may become obsolete over time, customers may not buy our products and our results of operations may decline.

Demand for our products may change, in certain cases, in ways we may not anticipate because of:

•
evolving customer needs;
•
changing demographics;
•
slowing industry growth rates;
•
declines in the dental implant market;
•
the introduction of new products and technologies;
•
evolving treatment philosophies; and
•
evolving industry standards.

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

•
entrenched patterns of clinical practice; and
•
the need for regulatory clearance.

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

Initiatives to limit the growth of healthcare costs are ongoing in the markets in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented a volume-based procurement ("VBP") program designed to decrease prices for medical devices and other products, and we were not successful in our related bids. For more information about the impact of China VBP, please see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report. Pricing pressure has also increased due to continued consolidation among healthcare providers, trends toward managed care, the shift toward governments becoming the primary payors of healthcare expenses, reductions in reimbursement levels and government laws and regulations relating to reimbursement and pricing generally.

In addition, many customers for our products have formed group purchasing organizations in an effort to contain costs. Group purchasing organizations negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a group purchasing organization’s affiliated dentists, DSOs, hospitals and other members. If we are not one of the providers selected by a group purchasing organization, affiliated dentists, DSOs, hospitals and other members may be less likely to purchase our products, and, if the group purchasing organization has negotiated a strict compliance contract for another manufacturer’s products, we may be precluded from making sales to members of the group purchasing organization for the duration of the contractual arrangement.

We have also experienced downward pressure on product pricing and other effects of healthcare reform in our international markets. Such increased pricing pressure and cost-containment efforts could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Disruptions to our business from implementation of our new enterprise resource planning systems adversely impacted our operating results in 2022, and similar disruptions in 2025 or later years could have a material adverse impact on our business, results of operations, financial condition or cash flows.

In connection with our separation from Zimmer Biomet, we had to implement separate information systems and applications, and these information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. Beginning in 2022, we have been implementing new enterprise resource planning (“ERP”) software systems in several countries outside the U.S. that replaced certain existing business, operational, and financial processes and systems, and we have plans to continue to implement new ERP systems globally in 2025 and 2026. These ERP implementation projects and other information technology ("IT") systems projects have required, and we expect them to continue to require, investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. As a result of these ERP implementation projects and other IT systems projects, we have experienced difficulties with changes in business processes that have disrupted our operations, and we may continue to experience such disruptions. Delays in integration and/or disruptions to our business from implementation of new or upgraded systems adversely impacted our operating results in 2022 and similar delays and/or disruptions could have a material adverse impact on our financial condition, operating results, and our ability to accurately report our financial condition, operating results or cash flows.

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

Our future performance depends, in large part, on the continued services of our senior management and other key personnel, including our ability to attract, retain and motivate key personnel. Competition for key personnel in our industry and in the various localities in which we operate is intense. Our ability to attract and retain key personnel, in particular senior management, depends on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. There is no guarantee that we will have the continued service of key employees whom we rely upon to execute our business strategy and identify and pursue strategic opportunities and initiatives. The loss of the services of any of our senior management or other key personnel, or our inability to attract highly qualified senior management and other key personnel, could harm our business. In particular, we may have to incur costs to replace senior officers or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner.

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

We may be unable to achieve some or all of the strategic and financial benefits that we expect to achieve from the sale of our spine segment.

We are using the net proceeds from the sale of our spine segment to repay debt and invest in our dental business. The anticipated operational, financial, strategic and other benefits from the sale of our spine segment may not be achieved and could have an adverse impact on our business, financial condition and results of operations. The anticipated benefits are based on a number of assumptions, some of which may prove incorrect, and could be affected by a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and the other risks described in these risk factors.

Public health crises have had, and may in the future have, an adverse effect on certain aspects of our business, results of operations, financial condition, and cash flows. The nature and extent of future impacts are highly uncertain and unpredictable.

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have created and may in the future create significant volatility, uncertainty, and economic disruption in the markets we sell our products into and operate in, and may negatively impact business and healthcare activity globally. The extent to which pandemics, disease outbreaks, or a similar widespread health concern impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the speed and extent of geographic spread of the disease; the duration of the outbreak; travel restrictions; the efficacy of vaccination and treatment; delays and cancellations of elective procedures; impact on the U.S. and international healthcare systems, the U.S. economy, and worldwide economy; the timing, scope and effectiveness of U.S. and international governmental response; and the impact on the health, well-being and productivity of our employees. In addition, healthcare professional and staff strikes or other work stoppages may in the future cause reduced demand for our products.

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

Financial, Liquidity and Tax Risks

In connection with our separation from Zimmer Biomet, we incurred floating rate indebtedness that exposes us to increased costs of servicing our indebtedness as interest rates remain elevated, and we may not be able to generate sufficient cash flows to meet all of our debt obligations, which could materially adversely affect our business, financial condition and results of operations.

In connection with our separation from Zimmer Biomet, we entered into and borrowed $595.0 million under a term loan facility and entered into a $175.0 million revolving credit facility. On April 1, 2024, we prepaid $275.0 million on the term loan using proceeds from the sale of our spine segment. As of December 31, 2024, $221.9 million was outstanding on the term loan, and there were no outstanding borrowings under the revolving credit facility. The term loan bears interest at the adjusted term secured overnight financing rate (“SOFR”) plus an applicable margin of 1.50% to 1.75% based on our consolidated total net leverage ratio. We may also incur additional indebtedness in the future.

This significant amount of floating rate debt could potentially have important consequences to us and our debt and equity investors, including:

•
exposing us to increased costs of servicing our indebtedness as interest rates remain elevated;
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

Goodwill and intangible assets represent a significant portion of our assets. As of December 31, 2024, we had $257.6 million in goodwill and $92.7 million of intangible assets for continuing operations. The goodwill results from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired. Currently, only our dental reporting unit has goodwill. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. If the operating performance of our reporting units and asset groups fall significantly below current levels, if competing or alternative technologies emerge, or if market conditions or future cash flow estimates for our reporting units decline, we could be required to record additional impairment charges for goodwill and intangible assets. Any write-off of a material portion of our goodwill or unamortized intangible assets would negatively affect our results of operations. We performed an analysis of our spine business in December 2023 on a held-for-sale basis. The fair value of consideration to be received upon closure of the transaction was less than the carrying value of the spine net assets, resulting in a write-down of $289.5 million recorded in December 2023, which was reduced by $11.1 million when the analysis was updated as of March 31, 2024.

Global Operational Risks

We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks and may cause our results of operations to decline due to increased costs.

Our continuing operations sell products in 50 countries and derived approximately 41% of our net sales in 2024 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to risks and potential costs, including:

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

Further, changes to policies relating to tariffs and more aggressive trade policies, including sanctions and retaliatory tariffs, have resulted in, and could in the future result in, increased political tensions and economic uncertainty. Recent tariff and trade announcements and actions, including responses to such announcements and actions, could negatively impact global economic conditions and the stability of global financial markets.

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

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new, non-exempt, non-Class I medical device only after the device has received clearance under the Section 510(k) process. If performance testing or clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval, we will be unable to commercialize these products, which could have a material adverse effect on our financial results.

The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. Additionally, any modification to a 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The FDA requires each manufacturer to make the determination of whether a modification requires a new 510(k) notification, but the FDA can review any such decision. If the FDA disagrees with our decisions regarding whether new clearances or approvals are necessary, the FDA may retroactively require us to seek 510(k) clearance. For device modifications that we conclude do not require a new regulatory clearance or approval, we may be required to recall and to stop marketing the modified devices if the FDA or another agency disagrees with our conclusion and requires new clearances or approvals for the modifications. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

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

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations and other supranational, national, federal, regional, state and local requirements globally. Compliance with these requirements, including the QMSR, recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, is subject to continual review and is monitored rigorously through periodic inspections by the FDA and other regulators, which may result in observations (such as on Form FDA-483), and in some cases warning letters, that require corrective action, or other forms of enforcement. If the FDA or another regulator were to conclude that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, they could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement or refund of payment of such products, refuse to provide certificates for exports and/or require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health. Furthermore, the FDA strictly regulates the promotional claims that we may make about approved or cleared products. If the FDA determines that we have marketed or promoted a product for off-label use—uses other than those indicated on the labeling cleared by the FDA—we could be subject to fines, injunctions or other penalties. The FDA may also impose operating restrictions, including a ceasing of operations at one or more facilities, enjoin and restrain certain violations of applicable law pertaining to our products, seize products and assess civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us, and/or recommend prosecution. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to comply with data privacy and security laws and regulations, including with respect to our use of artificial intelligence ("AI") and other technologies, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

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

For additional information about these laws and regulations, see Part I, Item 1. “Business – Government Regulation and Compliance.”

Additionally, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development and deployment of AI by us and our business partners. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our and our business partners' ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action or brand and reputational harm.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with any additional requirements. In addition, new and more stringent multinational, national and state privacy legislation and regulations may be adopted in 2025 and beyond. We cannot predict all the jurisdictions in which new legislation, regulation or enforcement might arise, the scope of such legislation, regulation and enforcement, or the potential impact to our business and operations of any such changes. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties and injunctive relief), private litigation and/or adverse publicity and could have a material adverse impact on our business, financial condition or results of operations.

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
•
have disputes with customers, oral surgeons, dentists and other healthcare professionals;
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

We are dependent on patent and other proprietary rights, and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.

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

We are involved in various commercial litigation and employment-related claims and other legal proceedings that arise from time to time in the ordinary course of our business. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of losses that could result from an unfavorable outcome. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

In addition, we face the inherent risk of future legal actions or claims, including purported securities class actions, investigations by governmental agencies, product liability claims, product recall actions, antitrust suits, customs proceedings, tax actions, commercial or contractual claims, employee benefit or discrimination lawsuits, actions based in environmental laws, and other matters. These actions or claims, regardless of their factual bases, might result in substantial costs, restrictions, or otherwise materially injure our business by harming our reputation or distracting our officers, management, and employees. The penalties imposed as a result of legal actions or claims might include fines, civil penalties, criminal penalties, injunctions, recalls, and other sanctions that may materially harm our business by reducing our ability to sell or promote our products or reducing our profits. We have insurance policies, including directors’ and officers’ insurance and product liability insurance, covering these risks in amounts that we consider adequate; however, we cannot provide assurance that the maintained coverage is sufficient to cover future claims or that the coverage will be available in adequate amounts or at a reasonable cost. Also, other types of claims asserted against us may not be covered by insurance. A successful claim brought against us in excess of available insurance, or another type of claim which is uninsured or that results in significant adverse publicity against us, could harm our business and our overall cash flows.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, our independent registered public accounting firm is required to express an opinion as to the effectiveness of our internal control over financial reporting.

The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Risks from Cybersecurity Threats

To date, we have not experienced any cybersecurity incidents that have materially affected our business strategy, results of operations or financial condition. However, we are subject to risks from cybersecurity threats that could have that effect, as further described in Part I, Item 1A "Risk Factors" of this Annual Report.

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

ITEM 2. PROPERTIES.

We own or lease approximately 30 facilities around the world. Our corporate headquarters is in Palm Beach Gardens, Florida, which is also home to significant manufacturing operations and R&D activities.

We have two principal manufacturing site locations, described below, and a physical presence in approximately 20 countries.

Location	How Held	Primary Use	Sq. Ft.
Palm Beach Gardens, FL	Owned	Corporate Headquarters Manufacturing	190,000
Valencia, Spain	Owned	Manufacturing	70,000

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

ITEM 3. LEGAL PROCEEDINGS.

We are subject to various claims, legal proceedings and investigations regarding commercial, contractual, intellectual property, employment, product liability and other matters that arise in the normal course of business. We currently do not expect the outcome of these matters to have a material adverse impact on our results of operations, cash flows or financial position. However, the outcome of such matters is unpredictable, our assessment of them may change, and resolution of them could have a material adverse effect on our financial position, results of operations or cash flows.

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

Our common stock is traded on the Nasdaq Stock Market under the symbol “ZIMV.” As of February 21, 2025, there were approximately 10,500 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities that have not been previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K during the year ended December 31, 2024.

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

Performance Graph

The following graph compares the cumulative total stockholder return data on our common stock from March 1, 2022 to December 31, 2024 with the cumulative return of (i) the Nasdaq Composite Index, and (ii) the S&P 600 Health Care index. The graph assumes that $100 was invested on March 1, 2022 in our common stock and in each of the comparative indices, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN*

AMONG ZIMVIE INC.,

THE NASDAQ COMPOSITE INDEX

AND THE S&P 600 HEALTH CARE INDEX

$140
$120
$100
$80
$60
$40
$20
$0
3/1/22
6/30/22
12/30/22
6/30/23
12/29/23
6/28/24
12/31/24
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

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for dental patients worldwide. Our core services include designing, manufacturing and distributing a comprehensive portfolio of dental implant systems, dental biomaterial products and digital dentistry solutions. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth; dental restorative products are aimed at providing aesthetic and functional restoration to resemble the original teeth; and dental biomaterial products are for soft tissue and bone rehabilitation. Digital dentistry is a growing category of the dental market designed to work together with our dental implant systems to deliver fully integrated, end-to-end implant-based tooth replacement solutions, as well as full-arch restoration solutions for oral surgeons, clinicians and dental laboratories. We believe we are well-positioned in the growing global dental implant, biomaterials and digital dentistry market with a strong presence in the tooth replacement market and market leading positions in certain geographies. We have a broad geographic revenue base, with meaningful exposure to both established and emerging markets. We have two manufacturing site locations and a physical presence in approximately 20 countries.

On December 15, 2023, we entered into a definitive agreement to sell our spine segment to an affiliate of H.I.G. Capital for $375 million in total consideration. On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.0 million, inclusive of $2.0 million in closing adjustments, and received proceeds of $311.6 million, excluding the promissory note and transaction costs, but including cash disposed of $26.1 million, and recorded a gain on the sale of $11.1 million. See additional information in Notes 1 and 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report.

2025 Outlook

In 2025, we expect growth from our implant systems, digital dentistry and dental biomaterial product offerings, including new product launches; however, such growth may be limited in 2025 by headwinds in foreign currency exchange risk, especially from the Euro, and continued macro-economic pressures in the premium tooth replacement market.

We will continue to focus on operational improvements to expand margins. In early 2024, we initiated an evaluation of our continuing operations and executed cost optimization initiatives throughout 2024. In 2025 we plan to continue to focus on our operational improvement initiatives to support the health of our income statement and balance sheet. We believe this will allow us more financial flexibility to invest in higher growth opportunities. Lastly, we expect an overall decrease in interest expense in 2025 based on our debt position and interest rate outlook.

RESULTS OF OPERATIONS

As discussed above in the "Overview," we entered into a definitive agreement in December 2023 to sell our spine segment, which closed on April 1, 2024. As such, the historical results of our spine segment have been reflected as discontinued operations in our consolidated financial statements included in Part II, Item 8 of this Annual Report, and the following discussion is presented on a continuing operations basis. See Notes 1 and 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report for details of the financial condition, results of operations and selected cash flows of our spine segment.

Fiscal Years Ended December 31, 2024, 2023 and 2022

Net Sales

The following tables present net sales and the components of the percentage changes ($ in thousands):

	Year Ended December 31,
	2024	2023	% Inc/(Dec)	Volume/Mix	Price	Foreign Exchange
Third party, net	$449,749	$457,197	(1.6)%	(0.5)%	(0.7)%	(0.4)%
Related party, net	—	236	(100.0)%	N/A	N/A	N/A
Total Net Sales	$449,749	$457,433	(1.7)%	N/A	N/A	N/A

	Year Ended December 31,
	2023	2022	% Inc/(Dec)	Volume/Mix	Price	Foreign Exchange
Third party, net	$457,197	$459,681	(0.5)%	0.2%	(0.8)%	0.1%
Related party, net	236	3,611	(93.5)%	N/A	N/A	N/A
Total Net Sales	$457,433	$463,292	(1.3)%	N/A	N/A	N/A

Volume/Mix Trends

Volume decreased in 2024 compared to 2023, primarily due to decreased sales of dental implants and capital equipment, partially offset by increased sales of digital dentistry and biomaterial products.

Volume increased in 2023 compared to 2022, primarily due to increased sales of digital dentistry and biomaterial products, partially offset by a decrease in sales of dental implants and the timing of certain distributor orders.

Pricing Trends

We experienced a price decline in 2024, primarily related to pricing pressures on premium dental implant system sales in North America, resulting from a customer mix shift and customer consolidation in the specialty segment, as well as declines in pricing in China resulting from volume-based pricing. Overall price declines in 2023 were primarily due to macroeconomic conditions in North America and pricing pressure resulting from volume-based procurement programs in China, partially offset by slight price appreciation in Europe.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in U.S. Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros and Japanese Yen. For 2024, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to the weakening of the Japanese Yen against the U.S. Dollar. For 2023, foreign exchange fluctuations had a positive effect on year-over-year sales, mainly due to the strengthening of the Euro against the U.S. Dollar.

Cost of Products Sold

	Year Ended December 31,
	2024	2023	2022
Cost of products sold including related party, excluding intangible asset amortization	$162,303	$167,050	$169,346
As a percentage of net sales	36.1%	36.5%	36.6%

The decrease in cost of products sold in dollars in 2024 compared to 2023 was primarily due to the decline in net sales as discussed above in "Net Sales," and a reduction in inventory charges ($0.4 million). The decrease in cost of products sold as a percentage of net sales in 2024 compared to 2023 was primarily due to a reduction in inventory charges ($0.4 million), partially offset by the negative impact of price declines discussed above in "Net Sales - Pricing Trends" and the impact of unfavorable changes in product mix.

The decrease in cost of products sold in dollars and as a percentage of net sales in 2023 compared to 2022 was primarily due to a reduction in inventory charges ($2.3 million) and incremental share-based compensation expense related to converted Zimmer Biomet awards ($1.6 million) recorded in 2022 that did not recur (for more information, see Note 5 to our consolidated financial statements included in Part II, Item 8 of this Annual Report), partially offset by increased sales of lower margin products.

Operating Expenses

	Year Ended December 31,
	2024	2023	2022
Intangible asset amortization	$24,053	$26,512	$26,982
Research and development	26,905	26,162	31,147
As a percentage of net sales	6.0%	5.7%	6.7%
Selling, general and administrative	238,589	248,964	253,158
As a percentage of net sales	53.0%	54.4%	54.6%

Intangible asset amortization has declined over the periods presented primarily due to certain intangible assets becoming fully amortized.

Research and development ("R&D") expenses in dollars and as a percentage of net sales increased in 2024 compared to 2023, primarily due to an increase in professional fees and supplies related to new product development ($1.4 million), partially offset by a decrease in employee compensation ($0.8 million).

R&D expenses in dollars and as a percentage of net sales decreased in 2023 compared to 2022, primarily due to incremental share-based compensation expense related to converted Zimmer Biomet awards ($1.9 million) recorded in 2022 that did not recur (for more information, see Note 5 to our consolidated financial statements included in Part, II, Item 8 of this Annual Report), reduced medical device regulation expenses ($0.6 million) and reduced costs of new product launches and new product development.

Selling, general and administrative (“SG&A”) expenses decreased in dollars and as a percentage of net sales in 2024 compared to 2023 generally due to savings from the announced restructuring projects discussed below under "Other Operating Expenses" and other cost reduction initiatives. Specifically, the decline in SG&A expenses was primarily attributable to decreases in compensation and recruiting expense ($6.9 million), information technology costs ($1.7 million), professional services fees ($1.4 million) and Transition Services Agreement ("TSA") expenses related to our separation from Zimmer Biomet ($0.8 million), slightly offset by increases in travel and entertainment expenses ($0.7 million) and freight expense ($0.4 million).

SG&A expenses decreased in dollars and as a percentage of sales in 2023 compared to 2022, generally due to savings from the announced restructuring projects discussed below under "Other Operating Expenses," cost reduction initiatives and reduced selling costs, partially offset by an increase in general and administrative costs reflecting a full year of standalone public company compared to the ten-month period ended December 31, 2022. Specifically, compensation expenses decreased ($11.5 million), partially offset by increases in information technology expense ($4.6 million), professional services expense ($2.6 million) and net share-based compensation expense due to the accelerated vesting of certain separation-related restricted stock units ($4.3 million) and expense for one additional year of annual equity awards granted by ZimVie that were mostly offset by the converted Zimmer Biomet awards ($6.2 million) recorded in 2022 that did not recur (for more information, see Note 5 to our consolidated financial statements included in Part II, Item 8 of this Annual Report).

Other Operating Expenses

	Year Ended December 31,
	2024	2023	2022
Restructuring and other cost reduction initiatives	$5,681	$4,489	$2,559
Acquisition, integration, divestiture and related	12,882	15,195	26,587

Below is a summary of our restructuring and other cost reduction initiatives:

•
2024 Program - In January 2024, we initiated restructuring activities to better structure the organization to support our dental segment following the disposal of the spine segment. We expect to complete this program by the end of 2025.
•
2023 Programs - In April and July 2023, we initiated restructuring activities to better position our organization for future success based on the current business environment. These activities had the objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions, and levels. These programs were substantially complete as of March 31, 2024.
•
2022 Program - In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. The national volume-based procurement program for dental products in China took place in January 2023, and we were not successful in our bid. We continue to operate our dental product activities in China by focusing on the private market. Annual dental product sales in China represented less than 1% of our consolidated continuing annual sales in 2024, 2023 and 2022. This program was substantially complete as of June 30, 2024.

We recognized expenses of $5.7 million, $4.5 million and $2.6 million in 2024, 2023 and 2022, respectively, related to these restructuring plans. These expenses primarily related to employee termination benefits and professional fees. For more information regarding these plans and expenses, see Note 18 to our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Acquisition, integration, divestiture and related expenses include costs incurred to prepare for and complete the separation from our former parent (such as professional fees, transition services agreements, costs to stand up our corporate organization and infrastructure), changes in the fair value of contingent consideration for acquisitions closed prior to the separation date and transaction costs incurred related to the disposal of the spine segment and other costs related to the evaluation of strategic options for our portfolio. Acquisition, integration, divestiture and related expenses decreased by $2.3 million in 2024 compared to 2023, due primarily to a decrease in costs related to the disposal of the spine segment ($6.1 million) and a decrease in separation-related professional fees, rebranding costs and information technology costs ($3.6 million), partially offset by the write-off of software costs incurred prior to the separation that were determined in the fourth quarter of 2024 to be unusable for ZimVie's current enterprise resource planning software system plans ($4.9 million) and an increase in transaction costs related to the evaluation of strategic options for our portfolio ($2.4 million).

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

Other Income, net, Interest Income and Interest Expense

	Year Ended December 31,
	2024	2023	2022
Other income, net	$8,908	$326	$2,857
Interest income	7,050	2,512	208
Interest expense	(18,887)	(22,746)	(11,078)

Other income, net, in 2024 primarily relates to income from our TSA with the spine segment buyer, as well as the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency, which fluctuates based on changes in foreign currency exchange rates. Other income, net, in 2023 and 2022 relates to the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency.

Interest income in 2024 increased $4.5 million as compared to 2023 primarily due to interest income from the promissory note received as partial consideration for the sale of the spine segment (see Notes 1 and 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report). Interest income in 2023 increased $2.3 million as compared to 2022, primarily due to interest earned on cash balances and short-term investments.

Interest expense is related to our Credit Agreement (for more information, see Note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report). Interest expense in 2024 decreased $3.8 million compared to 2023, primarily due to a reduction in outstanding debt. Interest expense in 2023 increased $11.7 million compared to 2022, primarily due to increased interest rates.

Income Taxes

	Year Ended December 31,
	2024	2023	2022
(Provision) benefit for income taxes from continuing operations	$(10,237)	$(5,202)	$7,596
Effective tax rate	(43.4)%	(10.2)%	13.9%

In 2024, our effective tax rate ("ETR") was higher than the 21% U.S. federal statutory rate due to losses not benefited as a result of valuation allowances. In 2023, income tax expense was higher than the 21% U.S. federal statutory rate due to losses not benefited as a result of valuation allowances, profit in jurisdictions with higher tax rates, and unfavorable U.S. taxable income modifications such as Global Intangible Low-Taxed Income ("GILTI") and shortfalls on stock compensation. In 2022, the income tax benefit was lower than the 21% statutory rate primarily due to profit in jurisdictions with higher tax rates and unfavorable U.S. taxable income modifications such as GILTI and shortfalls on stock compensation.

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

As of December 31, 2024 and December 31, 2023, we had $76.6 million and $87.8 million, respectively, in cash and cash equivalents.

Cash Flows

Cash flows provided by operating activities were $14.2 million in 2024 compared to $37.1 million and $24.6 million in 2023 and 2022, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily related to the sale of our spine segment. Working capital in 2024 provided cash of $10.8 million primarily due to cash provided by accounts payable and accrued liabilities, inventories and income taxes, partially offset by cash used in accounts receivable and prepaid expenses and other current assets. Working capital in 2023 provided cash of $7.4 million primarily due to cash provided by inventories and accounts receivable, partially offset by cash used in accounts payable and accrued liabilities and income taxes. Working capital in 2022 used cash of $(3.9) million, primarily due to cash used by accounts receivable and prepaid expenses and other current assets, mostly offset by cash provided by accounts payable and accrued liabilities, inventories and income taxes.

Cash flows provided by investing activities were $282.3 million in 2024 compared to cash used in investing activities of $15.2 million and $28.7 million in 2023 and 2022, respectively. During 2024 we received proceeds of $290.9 million, net of cash disposed, from the sale of the spine segment (as discussed in Notes 1 and 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report). Reductions in additions to instruments and other property, plant and equipment were primarily due to the sale of the spine segment. The reduction in cash used in investing activities in 2023 as compared with 2022 was primarily related to the reduction in expenditures for instruments and to other property, plant and equipment due to efforts to optimize our product portfolio and our manufacturing and logistics network.

Cash flows used in financing activities were $294.7 million in 2024, compared to $25.7 million and $1.3 million in 2023 and 2022, respectively. In 2024, we prepaid $275.0 million on the Term Loan (as defined in Note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report) using proceeds from the sale of our spine segment (as discussed in Notes 1 and 3) and made optional prepayments on the Term Loan of $15.0 million. In 2023, we made optional prepayments on the Term Loan of $24.5 million, which represented the aggregate amount of mandatory scheduled principal payments due in 2024. In 2022, new borrowings under our Term Loan were used primarily for a dividend paid to Zimmer Biomet at the time of the distribution. Additionally, we made principal repayments on the Term Loan in the aggregate amount of $58.5 million.

We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our revolving credit facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

MATERIAL CASH REQUIREMENTS

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations and certain other commitments as of December 31, 2024 (in thousands):

Contractual Obligations	Short-Term (Within 12 months)	Long-Term (Beyond 12 months)	Total
Long-term debt(1)	$—	$221,913	$221,913
Interest payments(2)	14,063	13,211	27,274
Purchase obligations(3)	34,572	6,775	41,347

Leases(3)	4,238	9,233	13,471
Total	$52,873	$251,132	$304,005

(1)
See Note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report for additional information on our debt agreements.
(2)
Future interest payments are calculated using the six-month interest rate in effect at December 31, 2024. See Note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report for additional information on the adjusted term secured overnight financing rate.
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

Commitments and Contingencies

We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of doing business, including litigation related to commercial, contractual, intellectual property, employment, product liability and other matters. We establish liabilities for loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Accruals for product liability and other claims are established with the assistance of internal and external legal counsel based on current information and historical settlement information for claims, related legal fees and for claims incurred but not reported.

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

If a quantitative test for impairment is performed, fair value of the goodwill is determined using income and market approaches. Fair value under the income approach is determined by discounting to present value the estimated future cash flows of the reporting unit. Significant assumptions are incorporated into the income approach, such as estimated revenue growth rates, forecasted gross margins, forecasted operating expenses and a risk-adjusted discount rate. Fair value under the market approach utilizes the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to our reporting unit.

We performed a qualitative test on our dental reporting unit in the fourth quarter of 2024 and concluded it was more likely than not that the fair value exceeded its carrying value. In each of the fourth quarters of 2023 and 2022, we performed quantitative impairment tests and the fair value of the dental reporting unit exceeded its carrying value by 20% or more.

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

As discussed in Notes 1 and 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report, on December 15, 2023, we entered into a definitive agreement to sell our spine segment. We performed an analysis of the spine segment in December 2023 on a held-for-sale basis. The fair value of consideration to be received upon closure of the transaction was less than the carrying value of the spine net assets, resulting in a write-down of $289.5 million recorded in December 2023. We updated our analysis as of March 31, 2024, immediately prior to the closing of the sale, which resulted in a reduction of the December 2023 write-down of $11.1 million.

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

ACCOUNTING DEVELOPMENTS

See Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report for information on how recent accounting pronouncements have affected or may affect our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates, interest rates and commodity prices that could affect our financial condition, results of operations and cash flows.

Foreign Currency Exchange Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Japanese Yen, Canadian Dollars and Swiss Francs. We manage our foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign currency exchange rate movements on transactions denominated in foreign currencies, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. These forward contracts are designed to reduce the foreign exchange impact monetary assets and liabilities in non-functional currencies have on our financial results. Realized and unrealized gains and losses on these contracts are recognized in other income (expense), net.

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

Interest Rate Risk

Our interest expense and related risks as reported in our consolidated statements of operations have increased due to borrowings under our credit agreement. As of December 31, 2024, we had $221.9 million of floating rate debt potentially subject to secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, increase our annual interest expense by $2.2 million.

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

Our concentrations of credit risks with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. Substantially all of our trade receivables are concentrated in public and private hospitals and dental practices in the healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country-specific variables. Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future. While we are exposed to risks from the broader healthcare industry in Europe and around the world, there is no significant net exposure due to any individual customer. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures, and we believe that reserves for losses are adequate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ZimVie Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ZimVie Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ZimVie Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Certain Dental Net Sales

As described in Notes 2 and 15 to the consolidated financial statements, the Company’s Dental net sales were $450 million for the year ended December 31, 2024, of which a significant portion is related to Dental net sales in certain countries. The Company predominantly recognizes revenue related to product sales at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment, or delivery depending on the terms of the underlying contracts. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring their product.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain Dental net sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s net sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over the recording of net sales at the transaction price once control passes to the customer for certain Dental net sales. These procedures also included, among others, (i) testing, on a sample basis, the completeness, accuracy and occurrence of certain Dental net sales recognized by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent payment receipts from customers, where applicable; and (ii) testing, on a sample basis, outstanding customer invoice balances as of December 31, 2024 by obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent payment receipts, where applicable.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

February 26, 2025

We have served as the Company’s auditor since 2021.

ZIMVIE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Net Sales
Third party, net	$449,749	$457,197	$459,681
Related party, net	—	236	3,611
Total Net Sales	449,749	457,433	463,292
Cost of products sold, excluding intangible asset amortization	(162,303)	(166,819)	(165,960)
Related party cost of products sold, excluding intangible asset amortization	—	(231)	(3,386)
Intangible asset amortization	(24,053)	(26,512)	(26,982)
Research and development	(26,905)	(26,162)	(31,147)
Selling, general and administrative	(238,589)	(248,964)	(253,158)
Restructuring and other cost reduction initiatives	(5,681)	(4,489)	(2,559)
Acquisition, integration, divestiture and related	(12,882)	(15,195)	(26,587)
Operating expenses	(470,413)	(488,372)	(509,779)
Operating Loss	(20,664)	(30,939)	(46,487)
Other income, net	8,908	326	2,857
Interest income	7,050	2,512	208
Interest expense	(18,887)	(22,746)	(11,078)
Loss from continuing operations before income taxes	(23,593)	(50,847)	(54,500)
(Provision) benefit for income taxes from continuing operations	(10,237)	(5,202)	7,596
Net Loss from Continuing Operations of ZimVie Inc.	(33,830)	(56,049)	(46,904)
Income (loss) from discontinued operations	8,005	(337,233)	(16,977)
Net Loss of ZimVie Inc.	$(25,825)	$(393,282)	$(63,881)

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(1.23)	$(2.12)	$(1.80)
Discontinued operations	0.29	(12.75)	(0.65)
Net Loss	$(0.94)	$(14.87)	$(2.45)

Diluted (Loss) Earnings Per Common Share:
Continuing operations	$(1.23)	$(2.12)	$(1.80)
Discontinued operations	0.29	(12.75)	(0.65)
Net Loss	$(0.94)	$(14.87)	$(2.45)

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net Loss of ZimVie Inc.	$(25,825)	$(393,282)	$(63,881)
Other Comprehensive (Loss) Income
Foreign currency cumulative translation adjustments, net of tax	(17,601)	18,194	(48,374)
Total Other Comprehensive (Loss) Income	(17,601)	18,194	(48,374)
Comprehensive Loss	$(43,426)	$(375,088)	$(112,255)

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$74,974	$71,511
Accounts receivable, less allowance for credit losses	65,211	65,168
Inventories	75,018	79,600
Prepaid expenses and other current assets	23,295	23,825
Current assets of discontinued operations	18,787	242,773
Total Current Assets	257,285	482,877
Property, plant and equipment, net	47,268	54,167
Goodwill	257,605	262,111
Intangible assets, net	92,734	114,354
Note receivable	64,643	—
Other assets	26,611	26,747
Noncurrent assets of discontinued operations	7,528	265,089
Total Assets	$753,674	$1,205,345
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$32,958	$27,785
Income taxes payable	3,263	2,863
Other current liabilities	62,905	67,108
Current liabilities of discontinued operations	34,818	75,858
Total Current Liabilities	133,944	173,614
Deferred income taxes	—	265
Lease liability	8,218	9,080
Other long-term liabilities	9,232	9,055
Non-current portion of debt	220,451	508,797
Noncurrent liabilities of discontinued operations	122	95,041
Total Liabilities	371,967	795,852
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 27,677 and 27,076, respectively	277	271
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	938,630	922,996
Accumulated deficit	(466,639)	(440,814)
Accumulated other comprehensive loss	(90,561)	(72,960)
Total Stockholders' Equity	381,707	409,493
Total Liabilities and Stockholders' Equity	$753,674	$1,205,345

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Net Parent Company Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance December 31, 2021	$—	$—	$—	$1,494,157	$(42,780)	$1,451,377
Net loss	—	—	(47,532)	(16,349)	—	(63,881)
Net transactions with Zimmer Biomet Holdings, Inc., including separation adjustments	—	—	—	(70,430)	—	(70,430)
Net consideration paid to Zimmer Biomet Holdings, Inc. in connection with distribution	—	—	—	(540,567)	—	(540,567)
Reclassification of net parent company investment to additional paid-in capital	261	866,550	—	(866,811)	—	—
Stock plan activity	1	189	—	—	—	190
Share-based compensation expense	—	30,289	—	—	—	30,289
Other comprehensive loss	—	—	—	—	(48,374)	(48,374)
Balance December 31, 2022	$262	$897,028	$(47,532)	$—	$(91,154)	$758,604
Net loss	—	—	(393,282)		—	(393,282)
Stock plan activity	9	(1,052)	—	—	—	(1,043)
Share-based compensation expense	—	27,020	—	—	—	27,020
Other comprehensive income	—	—	—	—	18,194	18,194
Balance December 31, 2023	$271	$922,996	$(440,814)	$—	$(72,960)	$409,493
Net loss	—	—	(25,825)		—	(25,825)
Stock plan activity	6	(958)	—	—	—	(952)
Share-based compensation expense	—	16,592	—	—	—	16,592
Other comprehensive loss	—	—	—	—	(17,601)	(17,601)
Balance December 31, 2024	$277	$938,630	$(466,639)	$—	$(90,561)	$381,707

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows provided by operating activities:
Net Loss of ZimVie Inc.	$(25,825)	$(393,282)	$(63,881)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,312	121,686	122,789
Share-based compensation	16,592	27,020	30,289
Deferred income tax provision	(4,243)	(17,088)	(70,422)
Loss on disposal of fixed assets	5,518	2,996	3,358
Other non-cash items	4,985	3,245	1,172
Gain on sale of spine disposal group (Note 3)	(11,079)	—	—
Adjustment of spine disposal group to fair value (Note 3)	(11,143)	289,456	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Income taxes	3,253	(15,054)	5,485
Accounts receivable	(4,202)	21,083	(26,156)
Related party receivables	—	8,483	(8,483)
Inventories	6,443	25,446	10,210
Prepaid expenses and other current assets	(3,015)	5,340	(19,951)
Accounts payable and accrued liabilities	8,323	(24,759)	21,842
Related party payable	—	(13,176)	13,176
Other assets and liabilities	(5,745)	(4,248)	5,200
Net cash provided by operating activities	14,174	37,148	24,628
Cash flows provided by (used in) investing activities
Additions to instruments	(1,330)	(5,978)	(10,089)
Additions to other property, plant and equipment	(5,352)	(6,509)	(16,457)
Net cash proceeds from sale of spine disposal group	290,918	—	—
Other investing activities	(1,940)	(2,687)	(2,117)
Net cash provided by (used in) investing activities	282,296	(15,174)	(28,663)
Cash flows used in financing activities
Net transactions with Zimmer Biomet	—	—	6,920
Dividend paid to Zimmer Biomet	—	—	(540,567)
Proceeds from debt	—	4,760	595,000
Payments on debt	(290,000)	(29,304)	(58,544)
Debt issuance costs	—	—	(5,170)
Payments related to tax withholding for share-based compensation	(2,825)	(3,402)	—
Proceeds from stock option activity	1,872	2,280	1,059
Business combination contingent consideration payments	(3,712)	—	—
Other financing activities	—	—	(5)
Net cash used in financing activities	(294,665)	(25,666)	(1,307)
Effect of exchange rates on cash and cash equivalents	(13,001)	1,859	(5,456)
Decrease in cash and cash equivalents	(11,196)	(1,833)	(10,798)
Cash and cash equivalents, beginning of year	87,768	89,601	100,399
Cash and cash equivalents, end of period	$76,572	$87,768	$89,601
Presentation includes cash of both continuing and discontinued operations

Supplemental cash flow information:
Income taxes paid, net	$8,691	$20,152	$25,730
Interest paid	21,753	37,709	17,283
Promissory note receivable issued in connection with the sale of spine disposal group	60,000	—	—
Interest received in-kind	4,643	—	—
Recognition (derecognition) of right-of-use assets	3,689	(1,222)	(14,174)
(Recognition) derecognition of lease liabilities	(3,692)	1,225	15,303

The accompanying notes are an integral part of these consolidated financial statements.

ZIMVIE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background, Nature of Business and Basis of Presentation

Background

On March 1, 2022, ZimVie Inc. ("ZimVie," "we," "us" and "our") and Zimmer Biomet Holdings, Inc. ("Zimmer Biomet") entered into a Separation and Distribution Agreement (the "Separation Agreement"), pursuant to which Zimmer Biomet agreed to spin off its spine and dental businesses into ZimVie. The distribution resulted in ZimVie becoming a standalone, publicly traded company. Following the distribution, Zimmer Biomet initially retained 19.7% of the outstanding shares of ZimVie common stock, and all transactions between ZimVie and Zimmer Biomet from the distribution to February 1, 2023 were reported as related party transactions. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and is no longer considered a related party. As such, transactions with Zimmer Biomet subsequent to February 1, 2023 are reported as third party transactions. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2024 (this "Annual Report") for further description of the impact of the distribution and post-spin activities with Zimmer Biomet.

On December 15, 2023, we entered into a definitive agreement to sell our spine segment to an affiliate of H.I.G. Capital (the "Buyer") for $375.0 million in total consideration, comprised of $315.0 million in cash, subject to certain customary adjustments as set forth in the agreement, and $60.0 million in the form of a promissory note that accrues interest at a rate of 10% per annum, compounded semi-annually, and interest is payable in kind. On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.0 million (inclusive of $2.0 million in closing adjustments) and received proceeds of $311.6 million, excluding the promissory note and transaction costs, but including cash disposed of $26.1 million. See Notes 3 and 8 for additional discussion.

Nature of Business

ZimVie is a leading medical technology company dedicated to enhancing the quality of life for dental patients worldwide. We develop, manufacture and market a comprehensive portfolio of products and solutions designed to support dental tooth replacement and restoration procedures. Our core services include designing, manufacturing and distributing dental implant systems, dental biomaterial products and digital dentistry solutions. Dental reconstructive implants are for individuals who are totally without teeth or are missing one or more teeth, dental restorative products are aimed at providing aesthetic and functional restoration to resemble the original teeth, and dental biomaterials products are for soft tissue and bone rehabilitation. Our key products include the T3® Implant, Tapered Screw-Vent® Implant System, Trabecular Metal®™ Dental Implant, BellaTek® Encode® Impression System and Puros® Allograft Particulate. We believe we are well-positioned in the growing global dental implant and digital dentistry market with a strong presence in the tooth replacement market and market leading positions in certain geographies.

Prior to the closing of the sale of our spine segment, our operations were principally managed on a products basis and included two operating segments; 1) the dental products segment (as discussed above), and 2) the spine products segment. The core services of our spine segment included designing, manufacturing and distributing medical devices and surgical instruments to deliver comprehensive solutions for individuals with back or neck pain caused by degenerative conditions, deformities or traumatic injury of the spine. We also provided devices that promote bone healing. Other differentiated products in our spine portfolio included Mobi-C® Cervical Disc, a motion-preserving alternative to fusion for patients with cervical disc disease, and The Tether™, a novel non-fusion device for treatment of pediatric scoliosis.

Basis of Presentation

Prior to March 1, 2022, we existed and functioned as part of the consolidated business of Zimmer Biomet. The accompanying consolidated financial statements are prepared on a standalone basis and, for months prior to March 1, 2022, were prepared on a carveout basis from Zimmer Biomet’s consolidated financial statements and accounting records, and, accordingly, may not be indicative of the financial position, results of operations or cash flows had we operated as a standalone company during those periods, or comparable to our financial position subsequent to March 1, 2022.

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

Sale of Spine Business - As discussed above, on December 15, 2023, we entered into a definitive agreement to sell our spine segment. The historical results of our spine segment have been reflected as discontinued operations in our consolidated financial statements as the sale represented a strategic shift in our business that had a major effect on operations and financial results. The assets and liabilities associated with this segment are classified as assets and liabilities of discontinued operations in the consolidated balance sheets. The disclosures presented in the notes to the consolidated financial statements are presented on a continuing operations basis, unless otherwise noted.

Out of Period Adjustments - During the three months ended March 31, 2024, we recorded out of period adjustments that increased the Loss from continuing operations before income taxes and reduced Income (loss) from discontinued operations, net of tax, by $1.8 million and $0.7 million, respectively. We have concluded these out of period adjustments did not have a material impact on our consolidated financial statements for the year ended December 31, 2024 or interim periods within the year ended December 31, 2024, nor were they material to previously issued interim and annual consolidated financial statements.

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

Foreign Currency Translation - The financial statements of our foreign subsidiaries are translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income (loss) ("AOCI") in equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we remeasure the transaction into the functional currency and recognize any transactional gains or losses in earnings. Foreign currency remeasurement gains recognized in our consolidated statements of operations in other income, net were $0.9 million, $0.7 million and $3.3 million in the years ended December 31, 2024, 2023 and 2022, respectively.

Shipping and Handling - Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative (“SG&A”) expenses and were $17.2 million, $16.3 million and $17.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Research and Development ("R&D") - We expense all R&D costs as incurred except when there is an alternative future use for the R&D. R&D costs include salaries, prototypes, depreciation of equipment used in R&D, consultant fees and service fees paid to collaborative partners.

Commitments and Contingencies - We are subject to contingencies, such as various claims, legal proceedings and investigations regarding commercial, contractual, intellectual property, employment, product liability and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.

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

Acquisition, integration, divestiture and related - We use the financial statement caption, “Acquisition, integration, divestiture and related” to recognize costs incurred to prepare for and complete the separation from our former parent (such as professional fees, transition services agreements, costs to stand up our corporate organization and infrastructure), changes in the fair value of contingent consideration for acquisitions closed prior to the separation date and transaction costs incurred related to the disposal of the spine segment and other costs related to the evaluation of strategic options for our portfolio. Contingent payments related to acquisitions consist of sales-based payments and are valued using discounted cash flow techniques (see Note 8 for additional information).

Cash and Cash Equivalents - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value. As of both December 31, 2024 and 2023, we had $1.5 million in restricted cash. The restriction as of both December 31, 2024 and 2023 was on cash held in China as a result of ongoing litigation with a spine products distributor in China related to our decision to exit our spine products business in China.

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

Goodwill - Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to our only reporting unit. Potential impairment of a reporting unit is identified by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets, and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the fair value of the reporting unit and the fair value of goodwill are determined based upon a discounted cash flow analysis and/or use of a market approach by looking at market values of comparable companies. Significant assumptions are incorporated into our discounted cash flow analysis such as estimated revenue growth rates, forecasted gross margins, forecasted operating expenses and a risk-adjusted discount rate. Factors that could result in cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 2) our inability to achieve the estimated operating margins in our forecasts from our restructuring programs, cost saving initiatives and other unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rate and comparable company valuation indicators, which may impact our estimated fair value. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded in the amount that the carrying value of the business unit exceeds the fair value. When a quantitative test is performed, we estimate the fair value of the reporting unit based on income and market approaches. Fair value under the income approach is determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilizes the guideline public company methodology, which uses valuation indicators from publicly-traded companies that are similar to our reporting unit and considers differences between our reporting unit and the comparable companies. See Note 4 for more information regarding goodwill.

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

We sell products through three principal channels: 1) through stocking distributors, customer groups or healthcare dealers; 2) directly to dental practices and dental laboratories; and 3) direct to healthcare institutions, referred to as direct channel accounts. With sales to stocking distributors, some healthcare dealers and hospitals, dental practices and dental laboratories, revenue is generally recognized when control of our product passes to the customer, which is typically upon shipment of the product. Our dental business predominantly recognizes revenue related to product sales at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment, or delivery depending on the terms of the underlying contracts. These customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales. It is our accounting policy to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. We have contracts with these customers or orders may be placed from available price lists. Payment terms vary by customer but are typically less than 90 days.

In direct channel accounts and with some healthcare dealers, inventory may be consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment, as we retain the ability to control the inventory. Upon implantation, we issue an invoice and revenue is recognized. Our spine sales were predominantly recognized under the consignment revenue model. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by institutional or government accounts, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Payment terms vary by customer but are typically less than 90 days.

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

Leases - We lease various office space, vehicles and other less significant assets throughout the world. Our contracts contain a lease if they convey a right to control the use of an identified asset, either explicitly or implicitly, in exchange for consideration. As allowed by GAAP, we have elected not to recognize a right-of-use asset nor a lease liability for leases with an initial term of twelve months or less. Additionally, we have elected not to separate non-lease components from the leased components in the valuation of our right-of-use asset and lease liability for all asset classes. Our lease contracts are a necessary part of our business, but we do not believe they are significant to our overall operations. We do not have any significant finance leases. Additionally, we do not have significant leases: where we are considered a lessor; where we sublease our assets; with an initial term of twelve months or less; with related parties; with residual value guarantees; that impose restrictions or covenants on us; or that have not yet commenced, but create significant rights and obligations against us.

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

Derivative Financial Instruments - Our foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. Transactions in our foreign operations are denominated primarily in the following currencies: Euros, Japanese Yen, Canadian Dollars and Swiss Francs. We enter into foreign exchange forward or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. We do not enter into foreign exchange contracts for speculative trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which we attempt to minimize by limiting our counterparties to major financial institutions. The fair value of the foreign exchange contracts are estimated using foreign currency spot rates and forward rates quotes by third party financial institutions.

Gains and losses related to foreign currency exchange contracts are recorded in Other income, net in our consolidated statements of operations.

Accumulated Other Comprehensive Loss - AOCI refers to gains and losses that under GAAP are included in comprehensive loss but are excluded from net earnings as these amounts are recorded directly as an adjustment to equity. Our AOCI is comprised of foreign currency translation adjustments. There are no reclassifications from AOCI to net earnings for the periods presented herein. Further, there are no tax effects related to AOCI for the periods presented.

Net Parent Company Investment - NPI in the consolidated balance sheets represents Zimmer Biomet’s historical investment in ZimVie, the accumulated net earnings after taxes and the net effect of the transactions with and allocations from Zimmer Biomet.

Discontinued Operations - Our spine segment met the criteria to be classified as held-for-sale in December 2023. The sale of our spine segment represented a strategic shift that had a major effect on our operations, which required our spine segment to be reported in the financial statements as discontinued operations. We classified the results of the spine segment as discontinued operations in our consolidated statements of operations for all periods and the assets and liabilities associated with the spine segment as discontinued operations in our consolidated balance sheets for all periods presented. The results of operations, assets, liabilities and certain cash flow items of the spine segment are detailed in Note 3.

Instruments (applicable to Discontinued Operations only) - Instruments are hand-held devices used by surgeons during surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment. Instruments are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Depreciation of instruments is recognized in SG&A expense.

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The key amendments require disclosure of significant segment expenses on an annual and interim basis that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, including other segment items by reportable segment and a description of their composition. This ASU includes certain clarifications for measuring a segment's profit or loss assessed by the CODM, disclosure of title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 for the year ended December 31, 2024. The adoption of this standard did not have a material impact on our consolidated financial statement disclosures.

Accounting Pronouncements Recently Issued

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments included in the ASU related to rate reconciliation, income taxes paid disclosures and other disclosures requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2024. This ASU will result in changes to certain income tax disclosures including substantially more information on a disaggregated basis, but it does not affect recognition or measurement of income taxes and therefore is not expected to have a material effect on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The updated standard is effective for our annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effect of this ASU on our consolidated financial statement disclosures.

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

On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.0 million (inclusive of $2.0 million in closing adjustments), and received proceeds of $311.6 million, excluding the promissory note and transaction costs, but including cash disposed of $26.1 million. We recognized a gain on the sale of $11.1 million, which is included in Income (loss) from discontinued operations and primarily related to transaction costs incurred related to the sale. In accordance with the terms of the agreement, the closing adjustments were finalized with the Buyer in October 2024, resulting in an immaterial adjustment to the purchase price. The transfer of spine business activities in certain jurisdictions ("Deferred Transfer Locations") is deferred until the Buyer has met various legal and regulatory requirements in those jurisdictions. Until such transfer, we continue to control and operate these Deferred Transfer Locations and therefore we continue to consolidate the assets and liabilities and results of operations within discontinued operations in the consolidated balance sheets and statements of operations. Results of discontinued operations and assets and liabilities of discontinued operations included after the closing date represent those Deferred Transfer Locations. Net profit or loss of the Deferred Transfer Locations to be transferred to the Buyer is included in Other expense, net within discontinued operations. As of December 31, 2024, eight of twelve Deferred Transfer Locations had been transferred to the Buyer. We currently expect the remaining four Deferred Transfer Locations to be transferred within one year of the closing date of the sale.

In conjunction with the sale of our spine segment, we entered into a Transition Services Agreement ("TSA") to provide certain support services for up to 12 months from the closing date of the sale. These services include, among others, accounting, information technology, human resources, quality assurance, regulatory affairs and customer support. Income recognized related to the TSA is recorded as Other income (expense), net in our consolidated statements of operations.

Details of Income (loss) from discontinued operations included in our consolidated statements of operations are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Net Sales
Third party, net	$132,785	$409,181	$449,806
Related party, net	—	103	764
Total Net Sales	132,785	409,284	450,570
Cost of products sold, excluding intangible asset amortization	(47,947)	(113,867)	(130,719)
Related party cost of products sold, excluding intangible asset amortization	—	(97)	(721)
Intangible asset amortization	—	(52,840)	(53,885)
Research and development	(7,562)	(26,559)	(31,544)
Selling, general and administrative	(75,403)	(247,926)	(270,812)
Restructuring and other cost reduction initiatives	(1,660)	(13,068)	(8,795)
Acquisition, integration, divestiture and related	(11,770)	(175)	(2,850)
Other (expense) income, net	(384)	(457)	746
Interest expense, net(1)	(6,259)	(16,422)	(7,409)
Loss from discontinued operations before income taxes	(18,200)	(62,127)	(55,419)
Adjustment of spine disposal group to fair value(2)	11,143	(289,456)	—
Gain on sale of spine disposal group	11,079	—	—
Benefit for income taxes from discontinued operations	3,983	14,350	38,442
Income (Loss) from discontinued operations, net of tax	$8,005	$(337,233)	$(16,977)

(1)
A portion of the interest on our Term Loan (as defined and described in Note 9) was allocated to discontinued operations consistent with the amount of proceeds used to repay a portion of the amounts outstanding under our Term Loan in accordance with our Credit Agreement (as defined and described in Note 9).
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

Details of assets and liabilities of discontinued operations are as follows (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$1,598	$16,257
Accounts receivable, less allowance for credit losses	7,681	83,871
Inventories	9,416	130,430
Prepaid expenses and other current assets	92	12,215
Total Current Assets of Discontinued Operations	18,787	242,773
Property, plant and equipment, net	6,833	62,692
Intangible assets, net	—	477,110
Other assets	695	14,743
Total Noncurrent Assets of Discontinued Operations	7,528	554,545
Accounts payable	$4,879	$24,186
Income taxes payable	30	410
Other current liabilities (1)	29,909	51,262
Total Current Liabilities of Discontinued Operations	34,818	75,858
Deferred income taxes	—	86,037
Lease liability	22	8,032
Other long-term liabilities	100	972
Total Noncurrent Liabilities of Discontinued Operations	$122	$95,041
Adjustment of spine disposal group to fair value (2)	—	(289,456)

(1) Includes our non-cash liability of $27.9 million as of December 31, 2024 to transfer the net assets of the remaining Deferred Transfer Locations to the Buyer.

(2) This adjustment is reflected in Noncurrent assets of discontinued operations in the consolidated balance sheets.

Cash flows attributable to discontinued operations are included on our consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Depreciation and amortization	$25	$87,179	$85,591
Share-based compensation	712	3,545	4,467
Other non-cash items	1,960	—	—
(Gain) loss on sale of spine disposal group	(22,222)	289,456	—
Additions to instruments	1,330	5,978	10,089
Additions to other property, plant & equipment	88	899	1,984

4. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for continuing operations (in thousands):

Total
Balance at December 31, 2022
Goodwill, Gross	$401,999
Accumulated impairment losses	(142,000)
Goodwill, Net	259,999
Currency translation	2,112
Balance at December 31, 2023
Goodwill, Gross	404,111
Accumulated impairment losses	(142,000)
Goodwill, Net	262,111
Currency translation	(4,506)
Balance at December 31, 2024
Goodwill, Gross	399,605
Accumulated impairment losses	(142,000)
Goodwill, Net	$257,605

We performed a qualitative test in the fourth quarter of 2024 on our dental reporting unit and concluded it was more likely than not that its fair value exceeded its carrying value. In 2023, we estimated the fair value of our dental reporting unit using the income and market approaches and estimated that its fair value exceeded its carrying value by over 20%.

The components of identifiable intangible assets were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other(1)	Total
As of December 31, 2023:
Intangible assets subject to amortization:
Gross carrying amount	$168,841	$37,056	$143,565	$47,670	$397,132
Accumulated amortization	(113,354)	(23,393)	(98,361)	(47,670)	(282,778)
Total identifiable intangible assets	$55,487	$13,663	$45,204	$—	$114,354
As of December 31, 2024:
Intangible assets subject to amortization:
Gross carrying amount	$126,478	$34,117	$137,770	$4,032	$302,397
Accumulated amortization	(79,619)	(23,563)	(104,448)	(2,032)	(209,663)
Total identifiable intangible assets	$46,859	$10,553	$33,322	$2,000	$92,734

(1) During the year ended December 31, 2024, we wrote off all fully amortized intangible assets that are no longer in use.

Estimated annual amortization expense for the years ending December 31, 2025 through 2029, based upon intangible assets recognized as of December 31, 2024, is as follows (in millions):

For the Years Ending December 31,
2025	$22.2
2026	22.2
2027	17.1
2028	12.1
2029	11.6

5. Share-Based Compensation

Conversion Awards

At the time of separation, Zimmer Biomet had share-based compensation plans under which it granted stock options, restricted stock units ("RSUs") and performance-based RSUs ("PRSUs"). In connection with the distribution, ZimVie employees with outstanding Zimmer Biomet share-based awards received replacement share-based awards. The ratio used to convert the Zimmer Biomet share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the distribution when compared to the aggregate intrinsic value of the award immediately prior to the distribution. Outstanding RSUs and PRSUs were converted into 0.3 million ZimVie RSUs at a weighted average fair value of $31.55, and outstanding stock options were converted into 2.1 million ZimVie stock options at a weighted average fair value of $14.76. Due to the conversion, ZimVie incurred $21.3 million of incremental share-based compensation expense. Of this amount, $10.3 million was related to unvested and/or unexercised share-based awards and was recognized at the distribution date. The remaining $11.0 million is being recognized over the remainder of the share-based awards' weighted average vesting period of 2.5 years from the date of the distribution.

ZimVie Awards

The ZimVie Inc. 2022 Stock Incentive Plan was established effective as of March 1, 2022, and was amended effective May 12, 2023 (as amended, the "2022 Plan"). A total of 6.0 million shares of common stock are authorized for issuance under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At December 31, 2024, 3.7 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, PRSUs, restricted stock and RSUs. Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. Additionally, in cases of special circumstances as determined by the Compensation Committee of the Board of Directors, the Compensation Committee may, in its sole discretion, accelerate vesting. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

Share-based compensation expense was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$557	$1,230	$2,437
Research and development	1,312	1,886	3,441
Selling, general and administrative	14,723	23,904	24,411
	16,592	27,020	30,289
Tax benefit related to awards	(4,148)	(6,836)	(7,254)
Total expense, net of tax	$12,444	$20,184	$23,035

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

Stock option activity was as follows:

	Year Ended December 31, 2024
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at December 31, 2023	2,303,143	$26.83
Exercised	(1,117)	18.58
Forfeited	(582,663)	26.12
Outstanding at December 31, 2024	1,719,363	$27.08	5.2	$—
Exercisable at December 31, 2024	1,447,558	$26.91	4.9	$—

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

Aggregate intrinsic value was negligible at December 31, 2024. At December 31, 2024, we had unrecognized share-based compensation cost related to unvested stock options of $1.0 million, which is expected to be amortized over the remaining weighted average vesting period of less than one year.

RSU and PRSU activity was as follows:

	Year Ended December 31, 2024
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2023	1,942,210	$15.13
Granted	797,869	17.52
Vested	(578,129)	19.98
Forfeited	(458,154)	13.46
Outstanding at December 31, 2024	1,703,796	$15.75

PRSUs declined to zero at September 30, 2024. In September 2024, the Compensation Committee of the Board of Directors approved a modification of all 289,310 outstanding PRSUs. Prior to the modification, the PRSUs could have vested from 0-150% of target based on the level of cumulative achievement of pre-defined performance metrics based on the consolidated results of the dental and spine segments. The PRSUs were payable in common shares and did not have the right to vote until settled. Compensation expense related to the PRSUs was being recognized over a 36-month cliff vesting period, and adjusted as needed for changes in the projected level of achievement of the performance metrics. During the quarter ended September 30, 2024, the Compensation Committee approved a conversion of all outstanding PRSUs into time-based RSUs on a one-for-one basis. The converted awards will cliff-vest on the award's original vesting date. For PRSUs outstanding prior to the conversion that were expected to vest, we determined that there was no change in their fair value immediately after the conversion. For PRSUs outstanding prior to the conversion that were not expected to vest, the fair value of the awards immediately after the conversion increased due to becoming probable of vesting, resulting in $1.2 million of incremental compensation expense to be recognized over the remaining vesting period of approximately 1.7 years.

At December 31, 2024, we had unrecognized share-based compensation cost related to unvested RSUs of $12.6 million, which is expected to be amortized into earnings over the remaining weighted average vesting period of less than one year. The total fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $14.0 million and $15.8 million, respectively. The total fair value of RSUs that vested during the years ended December 31, 2024 and 2023 was $11.6 million and $19.8 million, respectively.

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

The calculation of weighted average shares for the basic and diluted (loss) earnings per common share is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2024	2023	2022
Net Loss from Continuing Operations of ZimVie Inc.	$(33,830)	$(56,049)	$(46,904)
Income (loss) from discontinued operations	8,005	(337,233)	(16,977)
Net Loss of ZimVie Inc.	$(25,825)	$(393,282)	$(63,881)

Weighted average shares outstanding for basic net loss per share	27,431	26,454	26,083
Effect of dilutive stock options and other equity awards (1)	—	—	—
Weighted average shares outstanding for dilutive net loss per share	27,431	26,454	26,083

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(1.23)	$(2.12)	$(1.80)
Discontinued operations	0.29	(12.75)	(0.65)
Net Loss	$(0.94)	$(14.87)	$(2.45)

Diluted (Loss) Earnings Per Common Share
Continuing operations	$(1.23)	$(2.12)	$(1.80)
Discontinued operations	0.29	(12.75)	(0.65)
Net Loss	$(0.94)	$(14.87)	$(2.45)

(1)
Since we incurred a net loss from continuing operations in each of the years ended December 31, 2024, 2023 and 2022, no dilutive stock options or other equity awards were included as diluted shares in those periods.

For the years ended December 31, 2024, 2023 and 2022, a weighted average of 2.0 million, 2.8 million and 3.4 million, respectively, options to purchase shares of common stock were not included in the computation of diluted net loss per share as the exercise prices of these options were greater than the average market price of the common stock.

7. Balance Sheet Details

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Prepaid expenses and other current assets:
Prepaid expenses	$15,975	$13,332
Income tax receivable	6,650	9,641
Other assets	670	852
Total prepaid expenses and other current assets	$23,295	$23,825

Inventories consisted of the following (in thousands):

	As of December 31,
	2024	2023
Finished goods	$53,929	$54,456
Work in progress	18,104	20,659
Raw materials	2,985	4,485
Inventories	$75,018	$79,600

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2024	2023
Land	$6,687	$6,700
Building and equipment	144,478	146,287
Capitalized software costs	18,124	19,626
Construction in progress	4,599	8,178
Property, plant and equipment, gross	173,888	180,791
Accumulated depreciation	(126,620)	(126,624)
Property, plant and equipment, net	$47,268	$54,167

Depreciation expense was $7.4 million, $7.7 million and $9.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Other current liabilities:
Salaries, wages and benefits	$21,606	$23,171
Lease liabilities	3,902	4,053
Other liabilities	37,397	39,884
Total other current liabilities	$62,905	$67,108

8. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 10) are determined using Level 2 inputs. The carrying value of our debt (see Note 9) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net and accounts payable) approximated their fair values at December 31, 2024 and December 31, 2023 due to their short-term nature.

As discussed in Notes 1 and 3, on April 1, 2024, we completed the sale of the spine segment. A portion of the consideration was in the form of a $60.0 million promissory note that accrues interest at a rate of 10% per annum, compounded semi-annually with interest payable in kind. The note matures on October 1, 2029, contains change of control provisions and allows for optional prepayment at any time. Including consideration of paid-in-kind interest, the fair value of the note was $64.6 million as of December 31, 2024, which was determined using a discounted cash flow analysis, where contractual cash flows were discounted to present value at a risk-adjusted rate of return. The fair value of the note is determined each period by applying the same approach, considering changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk and issuer-specific credit risk.

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in thousands):

Level 3 - Liabilities
Contingent payments related to acquisitions
Balance December 31, 2022	$13,250
Settlements	(3,451)
Balance December 31, 2023	$9,799
Settlements	(5,213)
Balance December 31, 2024	$4,586

9. Debt

Our debt consisted of the following (in thousands):

	As of December 31,
	2024	2023
Term loan	$221,913	$511,912
Debt issuance costs	(1,462)	(3,115)
Total debt	220,451	508,797
Less: current portion	—	—
Total debt due after one year	$220,451	$508,797

Below is the aggregate principal amount of maturities of our long-term debt payment requirements as of December 31, 2024 for the years ending December 31, 2025 through 2027 (excluding unamortized debt issuance costs) (in millions).

For the Years Ending December 31,
2025	$—
2026	—
2027	221.9
Total	$221.9

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

As of December 31, 2024, $221.9 million was outstanding on the Term Loan, and there were no outstanding borrowings under the Revolver. On April 1, 2024, we prepaid $275.0 million on the Term Loan using proceeds from the sale of our spine segment (as discussed in Notes 1 and 3), and we wrote off $0.9 million of debt issuance costs. As a result of this prepayment, we have no more scheduled quarterly amortization payments on the Term Loan, and the remaining balance is due at maturity on February 28, 2027. On September 30, 2024, we made an optional prepayment on the Term Loan of $15.0 million.

As of December 31, 2024, our interest rate was the secured overnight financing rate plus the applicable margin of 1.625% for term benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

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

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property, and certain real property and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of December 31, 2024.

In April 2023, we financed $4.8 million of our corporate insurance premium, all of which was repaid by June 30, 2023.

10. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. Outstanding contracts are recorded on the consolidated balance sheets at fair value as of the end of the reporting period. The aggregate notional amounts of these contracts were $27.9 million and $25.0 million as of December 31, 2024 and 2023, respectively.

Current derivative assets of $0 and $0.4 million as of December 31, 2024 and 2023, respectively, were included in Prepaid expenses and other current assets on our consolidated balance sheets. Current derivative liabilities of $0.4 million and $0.2 million as of December 31, 2024 and 2023, respectively, were included in Other current liabilities in our consolidated balance sheets. (Losses) gains from these derivative instruments of $(1.6) million, $0.2 million and $(1.2) million for the years ended December 31, 2024, 2023 and 2022, respectively, were recognized in Other income, net in our consolidated statements of operations.

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

Information on our leases is as follows ($ in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Lease cost	$4,407	$4,517	$4,345
Cash paid for leases recognized in operating cash flows	4,496	4,632	4,322
Right-of-use assets obtained in exchange for new lease liabilities	3,654	7,800	2,105

	As of December 31,
	2024	2023
Right-of-use assets recognized in Other assets	$10,620	$11,076
Lease liabilities recognized in Other current liabilities	3,902	4,053
Long-term lease liabilities	8,218	9,080
Weighted-average remaining lease term	4.9 years	3.6 years
Weighted-average discount rate	4.1%	3.5%

Our future minimum lease payments as of December 31, 2024 were (in millions):

For the Years Ending December 31,
2025	$4.2
2026	3.3
2027	2.3
2028	1.5
2029	1.1
Thereafter	1.0
Total	13.5
Less imputed interest	(1.3)
Total	$12.1

12. Allowance for Credit Losses

The following table presents the activity of our allowance for credit losses for the years ended December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Balance at Beginning of Period	$3,222	$4,135
Additions Charged to Expense	357	298
Deductions	(1,393)	(1,148)
Effects of Foreign Currency	(98)	(63)
Balance at End of Period	$2,088	$3,222

13. Income Taxes

The components of Loss from continuing operations before income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
U.S. operations	$(55,498)	$(60,674)	$(96,110)
Foreign operations	31,905	9,827	41,610
Total	$(23,593)	$(50,847)	$(54,500)

The provision (benefit) for income taxes and the income taxes paid consisted of the following (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$766	$1,616	$(2,556)
State	945	(875)	483
Foreign	10,381	5,875	16,407
Total current taxes	12,092	6,616	14,334
Deferred:
Federal	—	—	(11,464)
State	—	—	(5,127)
Foreign	(1,855)	(1,414)	(5,339)
Total deferred taxes	(1,855)	(1,414)	(21,930)
Provision (benefit) for income taxes	$10,237	$5,202	$(7,596)
Net income taxes paid	$8,278	$20,152	$25,627

A reconciliation of the income tax provision (benefit) at the U.S. statutory income tax rate to our income tax benefit is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Income tax (benefit) provision at the U.S. statutory rate	$(4,955)	$(10,678)	$(11,445)
State taxes, net of federal deduction	(277)	(1,739)	(1,651)
Change in valuation allowance	10,238	6,467	1,033
Tax impact of foreign operations, including U.S. taxes on international income and foreign tax credits	1,761	3,547	2,344
GILTI	1,652	2,474	2,406
Share-based compensation	1,278	1,652	667
Non-deductible executive compensation	1,050	1,349	1,157
Base Erosion Anti-Abuse Tax	1,013	—	—
Subpart F Income	566	20	—
Non-deductible expenses	255	—	—
Non-deductible transaction cost	89	1,001	—
Pre-spin tax expense	—	—	877
Return to provision adjustments	(1,363)	24	(228)
R&D tax credit	(975)	(79)	(622)
Other	(95)	1,164	(2,134)
Income tax provision (benefit)	$10,237	$5,202	$(7,596)

The components of deferred taxes consisted of the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Capitalized research and development	$23,688	$21,749
Net operating loss carryover	15,654	10,408
Disallowed business interest expense	11,776	6,518
Share-based compensation	6,834	8,228
Deferred market closing loss deferral	4,004	—
Inventory	3,961	25,092
Capital loss carryover	2,714	—
Leases - right of use liability	2,336	3,578
Accrued liabilities	1,844	4,069
Accounts receivable	758	3,264
Tax credit carryover	428	—
Product liability and litigation	216	576
Fixed assets	58	1,357
Other	909	1,900
Total deferred tax assets	75,180	86,739
Less: Valuation allowances	(49,181)	(49,084)
Total deferred tax assets after valuation allowances	25,999	37,655
Deferred tax liabilities:
Intangible assets	13,880	27,647
Leases - right of use asset	2,294	2,574
Unremitted earnings of foreign subs	1,152	1,703
Other	84	683
Total deferred tax liabilities	17,410	32,607
Total net deferred income taxes	$8,589	$5,048

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2024, 2023 and 2022, we had a valuation allowance of $49.2 million, $49.1 million and $10.7 million, respectively, against deferred tax assets in select jurisdictions as we believe it is more likely than not that these assets will not be realized.

The increase to the valuation allowance of $0.1 million during 2024 was primarily driven by additional deferred tax assets generated in the U.S., partially offset by the release of the valuation allowance on sold assets. The increase to the valuation allowance of $38.4 million during 2023 was primarily driven by additional deferred tax assets generated in the U.S. The increase to the valuation allowance of $2.4 million during 2022 was primarily driven by the reserve set against the U.S. group, offset by the release of the allowance on the German group.

At December 31, 2024, net operating loss and tax credit carryovers available to reduce future federal, state and foreign taxable earnings consisted of the following (in millions):

Expiration Period	Net operating loss carryover	Tax credit carryover	Capital loss carryover
2025 - 2029	$3.5	$—	$2.7
2030 - 2034	2.1	—	—
2035 - 2044	6.0	0.4	—
Indefinite	4.1	—	—
Total	$15.7	$0.4	$2.7
Valuation allowances	$14.7	$0.4	$2.7

We intend to repatriate cash when the additional tax related to remitting earnings is deemed immaterial, as a portion of these earnings has already been taxed as toll tax or GILTI and is not subject to further U.S. federal tax. Portions of the additional tax would also be offset by allowable foreign tax credits. No deferred tax liability has been recorded on earnings overseas that are expected to be permanently reinvested outside of the U.S. If we decide at a later date to repatriate these earnings to the U.S., we would be required to provide for the net tax effects on these amounts. We expect the majority of these unremitted earnings would be subject to federal tax and state tax, in addition to withholding tax in many jurisdictions. The exact amount of the tax cost to remit these earnings is not determinable. For 2024, we have a deferred tax asset of $0.6 million recorded related to entities held for sale on which we could no longer assert indefinite reinvestment.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Balance at January 1	$304	$105	$—
Increases related to current period	$96	$168	$105
Increases related to prior periods	$6	$31	$—
Balance at December 31	$406	$304	$105
Amounts impacting effective tax rate, if balance at December 31 recognized	$406	$105	$—

Interest and penalty expense related to unrecognized tax benefits	$8	$3	$—
Total accrued interest and penalties balance at December 31	$11	$3	$—

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

The ZimVie U.S. group filed its first U.S. federal tax return for the year ended December 31, 2022, in 2023; therefore, the only open years subject to Internal Revenue Service (“IRS”) audit are 2022 and 2023. However, our entities historically filed consolidated under the Zimmer Biomet U.S. group, which is under continuous audit by the IRS and other taxing authorities. During the course of these audits, Zimmer Biomet receives proposed adjustments from taxing authorities that may be material. ZimVie does not bear any financial liability with regards to these U.S. federal consolidated returns; however, certain states require amended returns as a result of federal audit changes and ZimVie would be responsible for any liabilities arising in ZimVie's separate liability states. We do not anticipate any material adverse outcomes in these audits that would have a material effect on our results of operation or financial condition. The Zimmer Biomet U.S. federal income tax returns have been audited through 2019, and the 2020-2022 returns are currently under audit.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes generally remains subject to examination by various states for a period of up to one year after formal notification to the states. We do not currently have any state income tax return positions in the process of examination, administrative appeals or litigation.

In other major jurisdictions, open years are generally 2017 or later.

14. Retirement Benefit Plans

We sponsor defined contribution plans for substantially all of the employees in the U.S. and Puerto Rico, and certain employees in other countries. The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $4.2 million, $4.7 million and $5.5 million related to plans in the U.S. and Puerto Rico for the years ended December 31, 2024, 2023 and 2022, respectively. All other plans were immaterial in aggregate for the periods presented.

15. Segment Data

Following the sale of our spine segment (as discussed in Notes 1 and 3), we have one reportable segment: dental. Our dental segment develops, manufactures and markets a comprehensive portfolio of products and solutions designed to support dental tooth replacement and restoration procedures. We derive revenues from customers by providing dental reconstructive implants, biomaterial products for soft tissue and bone rehabilitation and digital dentistry workflow solutions. We earn revenues primarily in North America and manage our business activities on a consolidated basis.

The accounting policies of the dental segment are the same as those described in Note 2. Our CODM, who is our Chief Executive Officer, assesses performance of ZimVie and decides how to allocate resources based on net income (loss), which is also reported on the consolidated statement of operations as Net loss from continuing operations of ZimVie Inc. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

Our CODM uses Net loss from continuing operations of ZimVie Inc. to evaluate income (loss) generated from segment assets in determining whether to reinvest cash into the dental segment or into other parts of our business, such as for acquisitions or debt service. Net loss from continuing operations of ZimVie Inc. is also used to monitor budget versus actual results, which is a key factor in establishing management's compensation.

We conduct business in the following countries that hold 10% or more of our total combined property, plant and equipment, net (in thousands):

	As of December 31,
	2024	2023
U.S.	$29,341	$35,444
Spain	14,780	14,431
Other countries	3,147	4,292
Property, plant and equipment, net	$47,268	$54,167

U.S. and foreign sales (based on the location of the customer) are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$266,816	$269,557	$272,726
Spain	50,032	51,025	34,837
Other countries	132,901	136,615	152,118
Third party sales	$449,749	$457,197	$459,681

Sales within any other individual country were less than 10% of our combined sales in each of those years. No single customer accounted for 10% or more of our sales in the years ended December 31, 2024, 2023 and 2022.

16. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $2.2 million and $2.6 million as of December 31, 2024 and December 31, 2023, respectively. The balance as of December 31, 2024 primarily represented a settlement that was paid in January 2025. The balance as of December 31, 2023 was primarily related to discontinued operations. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

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

17. Related Party Transactions

Prior to the distribution, we did not operate as a standalone business and had various relationships with Zimmer Biomet whereby Zimmer Biomet provided services to us. Following the distribution, certain functions that Zimmer Biomet provided to us prior to the distribution are being performed using our own resources or third-party service providers following the completion of transition services agreements in 2023. As of February 1, 2023, Zimmer Biomet had sold all of its 19.7% ownership in ZimVie and was no longer considered a related party. As such, transactions with Zimmer Biomet subsequent to February 1, 2023 are reported as third party transactions. The following disclosures summarize activity between us and Zimmer Biomet that were included in our consolidated financial statements.

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

Corporate allocations reflected in the consolidated statements of operations of continuing and discontinued operations are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Cost of products sold	$—	$—	$(78)
Selling, general & administrative	—	—	13,914

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

Share-Based Compensation

As discussed in Note 5, our employees participated in Zimmer Biomet’s share-based compensation plans, the costs of which were allocated and recorded in cost of products sold, R&D and selling, general and administrative expenses in the consolidated statements of operations. Share-based compensation benefit related to our employees prior to the distribution were $1.0 million for the year ended December 31, 2022.

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

Manufacturing Services to Zimmer Biomet

We have certain manufacturing facilities that also produce orthopedic products that continue to be sold by Zimmer Biomet after the separation. The consolidated statements of operations reflect the sales of these orthopedic products to Zimmer Biomet as related party transactions in periods in which Zimmer Biomet was a related party as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Related party net sales	$—	$339	$4,375
Related party cost of products sold, excluding intangible asset amortization	—	328	4,107

We continue to sell these products to Zimmer Biomet pursuant to a transition manufacturing and supply agreement.

Net Parent Company Investment

As discussed in Note 1, NPI is primarily impacted by contributions from Zimmer Biomet, which are the result of treasury activity and net funding provided by or distributed to Zimmer Biomet. For the year ended December 31, 2022, net transactions with Zimmer Biomet reflected in the cash flows pre-distribution were $6.9 million. Activities that impacted the net transfers from Zimmer Biomet include corporate overhead, share-based compensation, debt agreements between the parties and other allocations and centralized cash management. For the year ended December 31, 2022, the total impact on NPI from these transactions was $70.4 million.

For all periods prior to the distribution, transfers between ZimVie and Zimmer Biomet affiliates were recognized in Net transactions with Zimmer Biomet. In connection with the distribution, certain net assets of approximately $79 million that were included in our pre-distribution balance sheets were retained by Zimmer Biomet, with the offset of the non-cash transaction reflected as a distribution within NPI. Separation-related adjustments were also recognized in Net transactions with Zimmer Biomet.

After Distribution

In connection with the distribution, ZimVie entered into various agreements to govern activity between the parties, including, but not limited to, the Separation Agreement, the Transition Services Agreement, interim operating model ("IOM") agreements, the Tax Matters Agreement, the Employee Matters Agreement and transition manufacturing and supply agreements.

The Separation Agreement set forth our agreements with Zimmer Biomet regarding the principal actions taken in connection with the separation and the distribution. It also sets forth other agreements that governed aspects of our relationship with Zimmer Biomet following the separation and the distribution. The Separation Agreement provided for, among other things, (i) the assets transferred, the liabilities assumed and the contracts assigned to each of us and Zimmer Biomet as part of the separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the ZimVie businesses with us and financial responsibility for the obligations and liabilities of Zimmer Biomet’s remaining businesses with Zimmer Biomet, (iii) procedures with respect to claims subject to indemnification and related matters and governed our and Zimmer Biomet’s obligations and allocations of liabilities with respect to ongoing litigation matters and (iv) the allocation between us and Zimmer Biomet of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the distribution.

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

The agreements that we entered into with Zimmer Biomet to govern aspects of ZimVie's relationship with Zimmer Biomet following the distribution include:

Transition Services Agreement

Pursuant to the Transition Services Agreement, we and Zimmer Biomet provided certain services to one another, on an interim, transitional basis following the separation and the distribution. The services provided include certain regulatory services, commercial services, operational services, tax services, clinical affairs services, information technology services, finance and accounting services and human resource and employee benefits services. The agreed-upon charges for such services were generally intended to allow the providing company to recover all costs and expenses of providing such services and were included in Selling, general and administrative expenses in our consolidated statements of operations. Subject to certain exceptions in the case of willful misconduct or fraud, the liability of each of Zimmer Biomet and us under the Transition Services Agreement for the services it provided will be limited to the aggregate service fees paid to it in the immediately preceding one-year period. Obligations under the Transition Services Agreement were substantially complete as of December 31, 2023.

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

Other agreements include the Intellectual Property Matters Agreement, the Transitional Trademark License Agreement, the Employee Matters Agreement and IOM agreements.

18. Restructuring

In January 2024, we initiated restructuring activities to better structure the organization to support our dental segment after the disposal of the spine segment. During the year ended December 31, 2024, we recorded pre-tax charges of $5.5 million related to these activities. The restructuring charges incurred under this plan were primarily related to employee termination benefits. We anticipate total pre-tax charges of approximately $6 to $7 million related to this plan and we expect to complete this plan by the end of 2025.

In April and July 2023, we initiated restructuring activities to better position our organization for future success based on the then-current business environment. These activities had the objective of reducing our global cost structure and streamlining our organizational infrastructure across all regions, functions and levels. During the year ended December 31, 2024 and 2023, we recorded pre-tax charges of a negligible amount and $4.2 million, respectively, related to these actions. The restructuring charges incurred in the year ended December 31, 2023 under this plan were primarily related to employee termination benefits and professional fees. We have incurred pre-tax charges of $4.1 million from inception through December 31, 2024. This plan was substantially complete as of March 31, 2024.

In June 2022, we initiated a restructuring plan with the objective of reducing costs and optimizing our global footprint. During the years ended December 31, 2024, 2023 and 2022 actions under this plan resulted in pre-tax charges of $0.2 million, $0.3 million and $2.5 million, respectively. The restructuring charges incurred under this plan were primarily related to employee termination benefits. We have incurred pre-tax charges of $3.0 million from inception through December 31, 2024. This plan was substantially complete as of June 30, 2024.

The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above and excludes non-cash charges (in thousands):

	Employee Termination Benefits	Other	Total
Balance, December 31, 2022	$1,457	$—	$1,457
Additions	2,811	1,679	4,490
Cash payments	(3,321)	(1,679)	(5,000)
Balance, December 31, 2023	947	—	947
Additions	5,509	187	5,696
Cash payments	(4,581)	(167)	(4,748)
Balance, December 31, 2024	$1,875	$20	$1,895

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024 and issued an unqualified opinion thereon as stated in their report, which appears under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

The additional information required by this item is incorporated by reference from our definitive Proxy Statement for the 2025 annual meeting of stockholders (the "2025 Proxy Statement") under the captions "Corporate Governance" and "Delinquent Section 16(a) Reports".

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our 2025 Proxy Statement under the captions "Executive Compensation" and "Compensation of Non-Employee Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from our 2025 Proxy Statement under the captions “Executive Compensation” and “Ownership of our Stock.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our 2025 Proxy Statement under the caption “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our 2025 Proxy Statement under the caption “Audit Committee Matters.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements: See the Consolidated Financial Statements under Part II, Item 8 on page 39 of this Annual Report.

2. Financial Statement Schedule

All schedules are omitted because they are not applicable or not required, or because the required information is included either in the consolidated financial statements or in the notes thereto.

3. Exhibits

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2022).

2.2**

Equity Purchase Agreement, dated as of December 15, 2023, among ZimVie Inc., ZEB Buyer, LLC and Zimmer Biomet Spine, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on December 18, 2023).

2.3**

Letter Agreement, dated as of March 29, 2024, to Equity Purchase Agreement, dated as of December 15, 2023, among ZimVie Inc., ZEB Buyer, LLC and Zimmer Biomet Spine, LLC (formerly Zimmer Biomet Spine, Inc.) (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024).

3.1	Amended and Restated Certificate of Incorporation of ZimVie Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2022).
3.2	Amended and Restated Bylaws of ZimVie Inc., effective as of February 17, 2023 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the SEC on March 1, 2023).
4.1

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on March 31, 2022).

10.1

Tax Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.2

Transition Services Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.3

Intellectual Property Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.4

Transition Manufacturing and Supply Agreement, dated as of March 1, 2022, by and between Zimmer, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.5

Reverse Transition Manufacturing and Supply Agreement, dated as of March 1, 2022, by and between Zimmer, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.6

Transitional Trademark License Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on March 1, 2022).

10.7

Credit Agreement, dated as of December 17, 2021, by and among ZimVie Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and syndication agent, and the lenders and issuing banks named therein (incorporated by reference to Exhibit 10.18 of our Amendment No. 1 to Form 10 Registration Statement filed with the SEC on February 2, 2022).

10.8+

ZimVie Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 of our Form S-8 Registration Statement (Registration No. 333-263069) filed with the SEC on February 28, 2022).

10.9+	ZimVie Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K filed with the SEC on March 31, 2022).
10.10+	ZimVie Inc. Executive Severance Plan, as amended May 14, 2024 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 1, 2024).
10.11+

ZimVie Inc. Change in Control Severance Agreement with Vafa Jamali, dated as of March 1, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.12+	Form of ZimVie Inc. Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.13+	ZimVie Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.14+	ZimVie Inc. Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.15+

Form of ZimVie Inc. Corporate Executive Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.16+	ZimVie Inc. Supplemental Individual Disability Insurance Plan (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.17+	Form of ZimVie Inc. Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.18+	ZimVie Inc. 2022 Stock Incentive Plan (As amended on May 12, 2023) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 18, 2023).
10.19+*	Form of ZimVie Inc. Three-Year Vesting Restricted Stock Unit Award Agreement.
10.20+	Form of ZimVie Inc. Three-Year Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed with the SEC on March 1, 2023).
10.21+*	Form of ZimVie Inc, Cliff Vesting Restricted Stock Unit Award Agreement.
10.22+	Form of ZimVie Inc. Three-Year Vesting Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on March 7, 2022).
10.23+

ZimVie Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.4 of our Form S-8 Registration Statement (Registration No. 333-263069) filed with the SEC on February 28, 2022).

10.24+*	Form of ZimVie Inc. Restricted Stock Unit Award Agreement under the Stock Plan for Non-Employee Directors.
10.25+

Revised Offer Letter, dated as of January 31, 2021, by and between Zimmer Biomet Holdings, Inc. and Vafa Jamali (incorporated by reference to Exhibit 10.9 of our Form 10 Registration Statement filed with the SEC on January 21, 2022).

10.26+

Offer Letter, dated as of August 13, 2021, by and between Zimmer Biomet Holdings, Inc. and Richard J. Heppenstall (incorporated by reference to Exhibit 10.10 of our Form 10 Registration Statement filed with the SEC on January 21, 2022).

10.27+

Offer Letter, dated as of May 19, 2021, by and between Zimmer Biomet Holdings, Inc. and Indraneel Kanaglekar (incorporated by reference to Exhibit 10.12 of our Form 10 Registration Statement filed with the SEC on January 21, 2022).

10.28+

Offer Letter, dated as of June 15, 2021, by and between Zimmer Biomet Holdings, Inc. and Heather Kidwell (incorporated by reference to Exhibit 10.13 of our Form 10 Registration Statement filed with the SEC on January 21, 2022).

10.29

Assignment and Assumption Agreement dated March 29, 2024, between Zimmer Biomet Spine, LLC and ZimVie Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 1, 2024).

10.30	Promissory Note, dated April 1, 2024, between ZEB Buyer, LLC and ZimVie Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 1, 2024).
19*	ZimVie Inc. Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97

ZimVie Inc. Compensation Recovery Policy effective February 17, 2023 (amended October 2, 2023) (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed with the SEC on February 28, 2024).

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

ZimVie Inc.

Date: February 26, 2025	By:	/s/ Vafa Jamali
Vafa Jamali
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vafa Jamali	President, Chief Executive Officer and Director	February 26, 2025
Vafa Jamali	(Principal Executive Officer)

/s/ Richard Heppenstall	Executive Vice President, Chief Financial Officer and Treasurer	February 26, 2025
Richard Heppenstall	(Principal Financial Officer)

/s/ Sandra Schneider	Chief Accounting Officer	February 26, 2025
Sandra Schneider	(Principal Accounting Officer)

/s/ Vinit Asar	Director	February 26, 2025
Vinit Asar

/s/ Sally Crawford	Director	February 26, 2025
Sally Crawford

/s/ David King	Director	February 26, 2025
David King

/s/ Richard Kuntz, M.D.	Director	February 26, 2025
Richard Kuntz, M.D.

/s/ Karen Matusinec	Director	February 26, 2025
Karen Matusinec