Form 10-Q
period 2025-03-31
ZimVie Inc.
filed 2025-05-08
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the Registrant’s Common Stock outstanding as of May 5, 2025 was 27,921,548.

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

See also Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A, "Risk Factors" of this Quarterly Report for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from the forward-looking statements. Readers of this Quarterly Report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Net sales	$111,997	$118,195
Cost of products sold, excluding intangible asset amortization	(37,949)	(44,258)
Intangible asset amortization	(6,032)	(6,022)
Research and development	(5,371)	(6,701)
Selling, general and administrative	(58,984)	(60,330)
Restructuring and other cost reduction initiatives	(1,432)	(2,579)
Acquisition, integration, divestiture and related	(1,449)	(1,037)
Operating Expenses	(111,217)	(120,927)
Operating Profit (Loss)	780	(2,732)
Other income (expense), net	1,686	(311)
Interest income	2,035	507
Interest expense	(4,052)	(4,873)
Income (loss) from continuing operations before income taxes	449	(7,409)
Provision for income taxes from continuing operations	(3,074)	(4,074)
Net Loss from Continuing Operations of ZimVie Inc.	(2,625)	(11,483)
Income from discontinued operations, net of tax	1,154	3,722
Net Loss of ZimVie Inc.	$(1,471)	$(7,761)

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.09)	$(0.42)
Discontinued operations	0.04	0.13
Net Loss	$(0.05)	$(0.29)

Diluted (Loss) Earnings Per Common Share:
Continuing operations	$(0.09)	$(0.42)
Discontinued operations	0.04	0.13
Net Loss	$(0.05)	$(0.29)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net Loss of ZimVie Inc.	$(1,471)	$(7,761)
Other Comprehensive Income (Loss)
Foreign currency cumulative translation adjustments, net of tax	12,525	(15,439)
Total Other Comprehensive Income (Loss)	12,525	(15,439)
Comprehensive Income (Loss)	$11,054	$(23,200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	As of
	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$66,750	$74,974
Accounts receivable, net of allowance for credit losses of $1,985 and $2,088, respectively	76,688	65,211
Inventories	77,675	75,018
Prepaid expenses and other current assets	17,309	23,295
Current assets of discontinued operations	12,236	18,787
Total Current Assets	250,658	257,285
Property, plant and equipment, net of accumulated depreciation of $130,816 and $126,620, respectively	46,948	47,268
Goodwill	260,444	257,605
Intangible assets, net	89,658	92,734
Note receivable	65,928	64,643
Other assets	26,298	26,611
Noncurrent assets of discontinued operations	5,848	7,528
Total Assets	$745,782	$753,674
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$31,541	$32,958
Income taxes payable	4,139	3,263
Other current liabilities	61,064	62,905
Current liabilities of discontinued operations	20,400	34,818
Total Current Liabilities	117,144	133,944
Deferred income taxes	28	—
Lease liability	8,237	8,218
Other long-term liabilities	4,631	9,232
Non-current portion of debt	220,618	220,451
Noncurrent liabilities of discontinued operations	1	122
Total Liabilities	350,659	371,967
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 27,903 and 27,677, respectively	279	277
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	940,990	938,630
Accumulated deficit	(468,110)	(466,639)
Accumulated other comprehensive loss	(78,036)	(90,561)
Total Stockholders' Equity	395,123	381,707
Total Liabilities and Stockholders' Equity	$745,782	$753,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2024	$277	$938,630	$(466,639)	$(90,561)	$381,707
Net loss	—	—	(1,471)	—	(1,471)
Stock plan activity	2	(1,137)	—	—	(1,135)
Share-based compensation expense	—	3,497	—	—	3,497
Other comprehensive income	—	—	—	12,525	12,525
Balance as of March 31, 2025	$279	$940,990	$(468,110)	$(78,036)	$395,123

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	$271	$922,996	$(440,814)	$(72,960)	$409,493
Net loss	—	—	(7,761)	—	(7,761)
Stock plan activity	2	(1,439)	—	—	(1,437)
Share-based compensation expense	—	3,473	—	—	3,473
Other comprehensive loss	—	—	—	(15,439)	(15,439)
Balance as of March 31, 2024	$273	$925,030	$(448,575)	$(88,399)	$388,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities:
Net Loss of ZimVie Inc.	$(1,471)	$(7,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,655	8,430
Share-based compensation	3,497	3,473
Deferred income tax provision	1,012	(233)
(Gain) loss on disposal of fixed assets	(172)	413
Other non-cash items	515	1,596
Adjustment of sale of spine disposal group to fair value (Note 2)	—	(11,143)
Changes in operating assets and liabilities
Income taxes	3,722	6,586
Accounts receivable	(10,019)	(6,651)
Inventories	(1,283)	4,588
Prepaid expenses and other current assets	3,360	323
Accounts payable and accrued liabilities	(20,386)	(10,264)
Other assets and liabilities	(1,341)	(868)
Net cash used in operating activities	(13,911)	(11,511)
Cash flows used in investing activities
Additions to instruments	—	(1,316)
Additions to other property, plant and equipment	(1,503)	(835)
Other investing activities	(444)	(1,987)
Net cash used in investing activities	(1,947)	(4,138)
Cash flows used in financing activities
Payments related to tax withholding for share-based compensation	(1,135)	(1,437)
Net cash used in financing activities	(1,135)	(1,437)
Effect of exchange rates on cash and cash equivalents	7,171	(2,098)
Decrease in cash and cash equivalents	(9,822)	(19,184)
Cash and cash equivalents, beginning of year	76,572	87,768
Cash and cash equivalents, end of period	$66,750	$68,584
Presentation includes cash of both continuing and discontinued operations

Supplemental cash flow information:
Income taxes refunded, net	$(2,391)	$(2,366)
Interest paid	3,854	9,360
Interest received in-kind	1,616	—
Recognition of right-of-use-assets	535	1,802
Recognition of lease liabilities	(535)	(1,811)

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

Basis of Presentation

The accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of shareholders' equity and condensed consolidated statement of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for the fair statement of such condensed consolidated financial statements have been made. The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2024 ("Annual Report"). During the three months ended March 31, 2024, we recorded out of period adjustments that increased the Loss from continuing operations before income taxes and reduced Income from discontinued operations, net of tax, by $1.8 million and $0.7 million, respectively. We have concluded these out of period adjustments did not have a material impact on our consolidated financial statements for our interim condensed consolidated financial statements for the three months ended March 31, 2024, nor were they material to previously issued interim and annual consolidated financial statements.

Restricted Cash - As of March 31, 2025 and December 31, 2024, we had $1.7 million and $1.5 million, respectively, in restricted cash. The restriction as of March 31, 2025 and December 31, 2024 is on cash held in China as a result of ongoing litigation with a spine products distributor in China related to our 2022 decision to exit our spine products business in China.

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

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The key amendments require disclosure of significant segment expenses on an annual and interim basis that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, including other segment items by reportable segment and a description of their composition. This ASU includes certain clarifications for measuring a segment's profit or loss assessed by the CODM, disclosure of title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU did not have a material impact on our financial statement disclosures.

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

On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.0 million (inclusive of $2.0 million in closing adjustments), and received proceeds of $311.6 million, excluding the promissory note and transaction costs, but including cash disposed of $26.1 million. We recognized a gain on the sale of $11.1 million, which is included in Income from discontinued operations and primarily related to transaction costs incurred related to the sale. In accordance with the terms of the agreement, the closing adjustments were finalized with the Buyer in October 2024, resulting in an immaterial adjustment to the purchase price. The transfer of spine business activities in certain jurisdictions ("Deferred Transfer Locations") was deferred until the Buyer met various legal and regulatory requirements in those jurisdictions. Until such transfer, we continued to control and operate these Deferred Transfer Locations and therefore we continued to consolidate the assets and liabilities and results of operations within discontinued operations in the condensed consolidated balance sheets and statements of operations. Results of discontinued operations and assets and liabilities of discontinued operations included after the closing date generally represent those Deferred Transfer Locations. Net profit or loss of the Deferred Transfer Locations to be transferred to the Buyer is included in Other expense, net within discontinued operations. As of March 31, 2025, eleven of twelve Deferred Transfer Locations had been transferred to the Buyer and the remaining one was transferred to the Buyer on April 1, 2025.

In conjunction with the sale of our spine segment, we entered into a Transition Services Agreement ("TSA") to provide certain support services for up to 12 months from the closing date of the sale. These services included, among others, accounting, information technology, human resources, quality assurance, regulatory affairs and customer support. Income recognized related to the TSA is recorded as Other income (expense), net in our condensed consolidated statements of operations.

Details of income from discontinued operations included in our condensed consolidated statements of operations are as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net sales	$7,409	$93,824
Cost of products sold, excluding intangible asset amortization	(2,834)	(28,441)
Research and development	(233)	(6,654)
Selling, general and administrative	(4,275)	(54,121)
Restructuring and other cost reduction initiatives	—	(1,851)
Acquisition, integration, divestiture and related	—	(6,373)
Other income (expense), net	1,005	(344)
Interest income (expense), net (1)	15	(5,294)
Net income (loss) from discontinued operations of before income taxes	1,087	(9,254)
Adjustment of spine disposal group to fair value (2)	—	11,143
Benefit for income taxes from discontinued operations	67	1,833
Income from discontinued operations, net of tax	$1,154	$3,722

(1)
A portion of the interest on our Term Loan (as defined and described in Note 8) prior to the sale of our spine segment was allocated to discontinued operations consistent with the amount of proceeds used to repay a portion of the amounts outstanding under our Term Loan in accordance with our Credit Agreement (as defined and described in Note 8).
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

Details of assets and liabilities of discontinued operations are as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$—	$1,598
Accounts receivable, less allowance for credit losses	3,756	7,681
Inventories	8,365	9,416
Prepaid expenses and other current assets	115	92
Total Current Assets of Discontinued Operations	12,236	18,787
Property, plant and equipment, net	5,282	6,833
Other assets	566	695
Total Noncurrent Assets of Discontinued Operations	5,848	7,528
Accounts payable	134	4,879
Income taxes payable	—	30
Other current liabilities (1)	20,266	29,909
Total Current Liabilities of Discontinued Operations	20,400	34,818
Lease liability	1	22
Other long-term liabilities	—	100
Total Noncurrent Liabilities of Discontinued Operations	1	122

(1) Includes our non-cash liability of $19.0 million and $27.9 million as of March 31, 2025 and December 31, 2024, respectively, to transfer the net assets of the Deferred Transfer Locations to the Buyer.

Cash flows attributable to discontinued operations are included on our condensed consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Share-based compensation	$—	$712
Adjustment of spine disposal group to fair value	—	11,143
Additions to instruments	—	1,316
Additions to other property, plant and equipment	—	88

3. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
As of December 31, 2024	$399,605	$(142,000)	$257,605
Currency translation	2,839	—	2,839
As of March 31, 2025	$402,444	$(142,000)	$260,444

The components of identifiable intangible assets subject to amortization were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total(1)
As of December 31, 2024:
Gross carrying amount	$126,478	$34,117	$137,770	$4,032	$302,397
Accumulated amortization	(79,619)	(23,563)	(104,448)	(2,032)	(209,663)
Identifiable intangible assets, net	$46,859	$10,553	$33,322	$2,000	$92,734
As of March 31, 2025:
Gross carrying amount	$126,478	$34,579	$140,212	$4,242	$305,511
Accumulated amortization	(81,776)	(24,599)	(108,893)	(585)	(215,853)
Identifiable intangible assets, net	$44,702	$9,980	$31,319	$3,657	$89,658

(1) During the quarter ended March 31, 2025, we wrote off all fully amortized intangible assets that are no longer in use.

4. Share-Based Compensation

ZimVie Awards

The ZimVie Inc. 2022 Stock Incentive Plan was established effective as of March 1, 2022, and was amended effective May 12, 2023 (as amended, the "2022 Plan"). A total of 6.0 million shares of common stock are authorized for issuance under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At March 31, 2025, 2.8 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock and restricted stock units ("RSUs"). Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. Additionally, in cases of special circumstances as determined by the Compensation Committee of the Board of Directors, the Compensation Committee may, in its sole discretion, accelerate vesting. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

Conversion Awards

At the time of separation, Zimmer Biomet had share-based compensation plans under which it granted stock options, RSUs and performance-based RSUs with a four-year vesting period. In connection with the distribution, ZimVie employees with outstanding Zimmer Biomet share-based awards received replacement share-based awards. The ratio used to convert the Zimmer Biomet share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the distribution when compared to the aggregate intrinsic value of the award immediately prior to the distribution. Outstanding RSUs and performance-based RSUs were converted into 0.3 million ZimVie RSUs at a weighted average fair value of $31.55, and outstanding stock options were converted into 2.1 million ZimVie stock options at a weighted average fair value of $14.76. Due to the conversion, ZimVie incurred $21.3 million of incremental share-based compensation expense. Of this amount, $10.3 million was related to unvested and/or unexercised share-based awards and was recognized at the distribution date. The remaining $11.0 million is being recognized over the remainder of the share-based awards' vesting periods. As of March 31, 2025, less than $0.4 million of expense remained to be recognized, and recognition will be substantially complete by September 30, 2025.

Share-based compensation expense was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$117	$(18)
Research and development	(225)	401
Selling, general and administrative	3,605	3,090
	3,497	3,473
Tax benefit related to awards	(908)	(861)
Total expense, net of tax	$2,589	$2,612

Share-based compensation expense related to discontinued operations is included in the table above and is disclosed in Note 2.

Stock option activity was as follows:

	For the Three Months Ended March 31, 2025
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at December 31, 2024	1,719,363	$27.08
Forfeited	(24,423)	28.92
Outstanding at March 31, 2025	1,694,940	$27.06	4.8	$—
Exercisable at March 31, 2025	1,631,217	$27.12	4.7	$—

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

Aggregate intrinsic value was negligible at March 31, 2025. At March 31, 2025, we had unrecognized share-based compensation cost related to unvested stock options of $0.2 million, which is expected to be amortized over the remaining weighted average vesting period of less than one year.

RSU activity was as follows:

	For the Three Months Ended March 31, 2025
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2024	1,703,796	$15.75
Granted	1,001,079	13.40
Vested	(316,757)	20.46
Forfeited	(71,370)	15.32
Outstanding at March 31, 2025	2,316,748	$14.11

At March 31, 2025, we had unrecognized share-based compensation cost related to unvested RSUs of $21.0 million, which is expected to be amortized into earnings over the remaining weighted average vesting period of approximately 1.3 years. The total fair value of

RSUs granted during the three months ended March 31, 2025 and 2024 was $13.4 million and $13.0 million, respectively. The total fair value of RSUs that vested during the three months ended March 31, 2025 and 2024 was $6.5 million and $7.8 million, respectively.

5. Earnings Per Share

The calculation of weighted average shares for basic and diluted net loss per common share is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	2024
Net Loss from Continuing Operations of ZimVie Inc.	$(2,625)	$(11,483)
Income from discontinued operations, net of tax	1,154	3,722
Net Loss of ZimVie Inc.	$(1,471)	$(7,761)

Weighted average shares outstanding for basic net loss per common share	27,739	27,125
Effect of dilutive stock options and other equity awards (1)	—	—
Weighted average shares outstanding for diluted net loss per common share	27,739	27,125

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.09)	$(0.42)
Discontinued operations	0.04	0.13
Net Loss	$(0.05)	$(0.29)

Diluted (Loss) Earnings Per Common Share:
Continuing operations	$(0.09)	$(0.42)
Discontinued operations	0.04	0.13
Net Loss	$(0.05)	$(0.29)

(1) Since we incurred a net loss from continuing operations in each of the three months ended March 31, 2025 and 2024, no dilutive stock options or other equity awards were included as diluted shares in those periods.

For the three months ended March 31, 2025 and 2024, a weighted average of 2.3 million and 2.4 million, respectively, options to purchase shares of common stock were not included in the computation of diluted net loss per share as the exercise prices of these options were greater than the average market price of the common stock.

6. Balance Sheet Details

Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$54,471	$53,929
Work-in-progress	18,307	18,104
Raw materials	4,897	2,985
Inventories	$77,675	$75,018

Other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Salaries, wages and benefits	$18,607	$21,606
Contingent payments related to acquisitions(1)	4,586	—
Lease liabilities	3,850	3,902
Other taxes	5,736	4,812
Other liabilities	28,285	32,585
Other current liabilities	$61,064	$62,905

(1) Contingent payments related to acquisitions were reclassified from non-current liabilities to current liabilities in the first quarter of 2025 in accordance with the payment terms.

7. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 9) is determined using Level 2 inputs. The carrying value of our debt (see Note 8) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, and accounts payable) approximated their fair values at March 31, 2025 and December 31, 2024 due to their short-term nature.

As discussed in Notes 1 and 2, on April 1, 2024, we completed the sale of our spine segment. A portion of the consideration was in the form of a $60.0 million promissory note that accrues interest at a rate of 10% per annum, compounded semi-annually and interest is payable in kind. The note matures on October 1, 2029, contains change of control provisions and allows for optional prepayment at any time. The fair value of the note, including consideration of paid-in-kind interest, is determined using a discounted cash flow analysis (a Level 3 input), where contractual cash flows are discounted to present value at a risk-adjusted rate of return. The fair value of the note is determined each period by applying the same approach, considering changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk and issuer-specific credit risk.

The fair values of acquisition-related contingent payments are estimated using Level 3 inputs. Contingent payments related to acquisitions consist of sales-based payments and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and increases as revenue estimates increase.

The following table provides a reconciliation of the beginning and ending balance of assets and liabilities measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Assets	Liabilities
Balance as of December 31, 2024	$64,643	$4,586
Change in estimate	(331)	—
Interest received-in kind	1,616	—
Balance as of March 31, 2025	$65,928	$4,586

8. Debt

Our debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Term loan	$221,913	$221,913
Debt issuance costs	(1,295)	(1,462)
Total debt	220,618	220,451
Less: current portion	—	—
Total debt due after one year	$220,618	$220,451

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

As of March 31, 2025, $221.9 million was outstanding on the Term Loan, and there were no outstanding borrowings under the Revolver. On April 1, 2024, we prepaid $275.0 million on the Term Loan using proceeds from the sale of our spine segment (as discussed in Notes 1 and 2), and we wrote off $0.9 million of debt issuance costs. As a result of this prepayment, we have no more scheduled quarterly amortization payments on the Term Loan, and the remaining balance is due at maturity on February 28, 2027.

As of March 31, 2025, our interest rate was the secured overnight financing rate plus the applicable margin of 1.625% for term benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property and certain real property, and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of March 31, 2025.

See Note 9 to our consolidated financial statements included in our Annual Report for additional information on our Credit Agreement.

9. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. Outstanding contracts are recorded in our condensed consolidated balance sheets at fair value as of the end of the reporting period. The aggregate notional amounts of these contracts were $27.2 million and $27.9 million as of March 31, 2025 and December 31, 2024, respectively.

Current derivative assets of $1.4 million and $0 as of March 31, 2025 and December 31, 2024, respectively, were included in Prepaid expenses and other current assets on our condensed consolidated balance sheets. Current derivative liabilities of $0 and $0.4 million as of March 31, 2025 and December 31, 2024, respectively, were included in Other current liabilities in our condensed consolidated balance sheets. Gains from these derivative instruments recognized in our condensed consolidated statements of operations in Other income (expense), net were $1.4 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

10. Income Taxes

Our effective tax rate (“ETR”) on income before income taxes was 684.6% for the three months ended March 31, 2025 and our ETR on loss before income taxes was (55.0%) for the three months ended March 31, 2024. In the three months ended March 31, 2025, the effective tax rate is largely driven by the close to break-even income from continuing operations. In periods where our income from continuing operations is equal to or approximates break-even, the effective tax rate may not be meaningful due to interim accounting methods and discrete period items. In the three months ended March 31, 2024, the income tax rate was lower than the 21.0% statutory rate due to our mix of earnings and losses across jurisdictions and losses not benefited as a result of valuation allowances.

11. Segment Data

We conduct business in the following countries that hold 10% or more of our total combined property, plant and equipment, net (in thousands):

	As of
	March 31, 2025	December 31, 2024
U.S.	$28,048	$29,341
Spain	15,598	14,780
Other countries	3,302	3,147
Property, plant and equipment, net	$46,948	$47,268

U.S. and foreign sales (based on the location of the customer) are as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
U.S.	$65,833	$67,748
Spain	13,616	15,347
Other countries	32,548	35,100
Third party sales	$111,997	$118,195

Sales within any other individual country were less than 10% of our combined sales in each of those periods. No single customer accounted for 10% or more of our sales in the three months ended March 31, 2025 and 2024.

See Note 15 to our consolidated financial statements included in our Annual Report for additional information on our segment.

12. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $0.2 million and $2.2 million as of March 31, 2025 and December 31, 2024, respectively. The decline in the balance was primarily due to a payment in January 2025 related to a matter settled in 2024. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

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

13. Restructuring and Other Cost Reduction Initiatives

In January 2024, we initiated restructuring activities to optimize the organization following the disposal of our spine segment. During the three months ended March 31, 2025 and 2024, we recorded pre-tax charges of $1.4 million and $2.4 million, respectively, related to these activities. The restructuring charges incurred under this plan were primarily related to employee termination benefits. We have incurred pre-tax charges of $6.9 million from inception through March 31, 2025. We anticipate total charges of approximately $7 million related to this plan and we expect to complete this plan by the end of 2025.

Expenses related to previously disclosed restructuring plans initiated prior to 2024 and completed in 2024 were immaterial in the prior year period. See Note 18 to our consolidated financial statements included in our Annual Report for additional information on our previously disclosed restructuring plans.

The following table summarizes the liabilities directly attributable to us that were recognized under the plan we initiated in January 2024 and excludes non-cash charges (in thousands):

	Employee Termination Benefits	Other	Total
Balance as of December 31, 2024	$1,875	$20	$1,895
Additions	1,371	61	1,432
Cash payments	(1,678)	(61)	(1,739)
Balance as of March 31, 2025	$1,568	$20	$1,588

14. Subsequent Events

On April 7, 2025, we acquired the dental assets of our distributor in Costa Rica for a total purchase price of $3.3 million, consisting of customer relationships, inventory and accounts receivable. Our evaluation of the facts and circumstances available as of April 7, 2025 to assign fair values to assets acquired is ongoing. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Pro forma financial information has not been provided as the acquisition is immaterial to our financial position, results of operations and cash flows.

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

Sale of Spine Segment

On December 15, 2023, we entered into a definitive agreement to sell our spine segment to an affiliate of H.I.G. Capital. On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.0 million (inclusive of $2.0 million in closing adjustments), received proceeds of $311.6 million, excluding the promissory note and transaction costs, but including cash disposed of $26.1 million, and recorded a gain on the sale of $11.1 million. See additional information in Notes 1 and 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS

As discussed above in the "Overview," we entered into a definitive agreement in December 2023 to sell our spine segment, which closed on April 1, 2024. As such, the historical results of our spine segment have been reflected as discontinued operations in our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, and the following discussion is presented on a continuing operations basis. See Notes 1 and 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for details of the financial condition, results of operations and selected cash flows of our discontinued operations.

Three Months Ended March 31, 2025 and 2024

Net Sales

The following table presents net sales and the components of the percentage changes ($ in thousands):

	Three Months Ended March 31,					Foreign
	2025	2024	% Inc/(Dec)	Volume/Mix	Price	Exchange
Net sales	$111,997	$118,195	(5.2)%	(3.3)%	(0.8)%	(1.1)%

Volume/Mix Trends

Volume decreased in the three months ended March 31, 2025 compared to the same prior year period due primarily to decreased sales of dental implant systems and capital equipment, exit of the transition manufacturing agreement with our former parent and one less selling day as compared to the same prior year period, slightly offset by growth in digital dentistry sales.

Pricing Trends

We experienced a price decline in the three months ended March 31, 2025 compared to the same prior year period, primarily related to pricing reductions on premium dental implant system sales through our European distributors and in the U.S.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in U.S. Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros and Japanese Yen. For the three months ended March 31, 2025, foreign exchange fluctuations had a negative effect on year-over-year sales, mainly due to the weakening of both the Euro and Japanese Yen against the U.S. Dollar.

Cost of Products Sold

	Three Months Ended March 31,
	2025	2024
Cost of products sold including related party, excluding intangible asset amortization	$37,949	$44,258
As a percentage of net sales	33.9%	37.4%

The decrease in cost of products sold in dollars and as a percentage of sales for the three months ended March 31, 2025 as compared to the same prior year period, was primarily due to manufacturing efficiencies and the exit of the transition manufacturing agreement with our former parent, as well as the decline in capital equipment sales, and was slightly offset by an increase in inventory charges.

On April 2, 2025, the U.S. announced a 10% tariff on all countries and higher tariffs on countries with which the U.S. has the highest trade deficits. These actions, and retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global markets. Given the flexibility of manufacturing and distribution with our global footprint, we are taking actions to optimize our internal distribution and supply activities to mitigate the impact. While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff policy environment to determine the most cost-effective response.

Operating Expenses

	Three Months Ended March 31,
	2025	2024
Intangible asset amortization	$6,032	$6,022
Research and development	5,371	6,701
As a percentage of net sales	4.8%	5.7%
Selling, general and administrative	58,984	60,330
As a percentage of net sales	52.7%	51.0%

Intangible asset amortization was flat in the three months ended March 31, 2025 as compared to the same prior year period.

Research and development ("R&D") expenses decreased in dollars and as a percentage of net sales in the three months ended March 31, 2025 as compared to the same prior year period. The decreases were due to a decline in share-based compensation expense ($0.6 million, of which $0.4 million was related to forfeitures in the current year period), a decline in compensation and benefits ($0.4 million) due to reduced headcount and a decline in professional fees ($0.2 million) primarily related to the reduction in costs incurred for European Union Medical Device Regulation.

Selling, general and administrative (“SG&A”) expenses decreased in dollars in the three months ended March 31, 2025 as compared to the same prior year period. A decrease in compensation expense ($2.3 million, net), which included the impacts of fringe benefit rebates in the current year period not expected to recur ($0.3 million) and share-based compensation forfeiture credits in the prior year period that did not recur ($0.7 million), and a decrease in insurance expense ($1.0 million) were partially offset by increases in information technology costs ($1.6 million) and professional services fees ($0.4 million). SG&A expenses increased as a percentage of net sales in the three months ended March 31, 2025 as compared to the same prior year period due primarily to the decline in net sales.

Other Operating Expenses

	Three Months Ended March 31,
	2025	2024
Restructuring and other cost reduction initiatives	$1,432	$2,579
Acquisition, integration, divestiture and related	1,449	1,037

In January 2024, we initiated restructuring activities to optimize the organization following the disposal of the spine segment. We expect to complete this program by the end of 2025. We recognized expense of $1.4 million and $2.6 million in the three months ended March 31, 2025 and 2024, respectively, primarily related to employee termination benefits. For more information regarding these expenses, see Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Acquisition, integration, divestiture and related expenses include transaction costs related to the disposal of our spine segment, changes in the fair value of contingent consideration for acquisitions closed prior to the separation date and costs incurred to prepare for and complete the separation from Zimmer Biomet (such as professional fees, transition services agreements, costs to stand up our corporate organization and infrastructure). Acquisition, integration, divestiture and related expenses increased by $0.4 million for the three months ended March 31, 2025, as compared to the same prior year period, due primarily to a fair value adjustment of the promissory note related to the sale of the spine segment ($0.3 million) and an increase in transaction costs related to the evaluation of strategic options for our portfolio ($0.2 million), partially offset by a decrease in costs incurred related to the disposal of the spine segment ($0.1 million).

Other Income (Expense), net, Interest Income and Interest Expense

	Three Months Ended March 31,
	2025	2024
Other income (expense), net	$1,686	$(311)
Interest income	2,035	507
Interest expense	(4,052)	(4,873)

Our other income (expense), net, for the three months ended March 31, 2025 related to TSA income ($2.1 million) related to the sale of the spine segment, and the impact of the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency, which fluctuates based on changes in foreign currency exchange rates. Our other income (expense), net, for the three months ended March 31, 2024 related to the impact of the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency.

Interest income in the three months ended March 31, 2025 increased compared to the same prior year period due to interest income from the promissory note received as partial consideration for the sale of the spine segment.

Interest expense in the three months ended March 31, 2025 decreased compared to the same prior year period, due primarily to a reduction in outstanding debt (see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

Income Taxes

	Three Months Ended March 31,
	2025	2024
Provision for income taxes from continuing operations	$(3,074)	$(4,074)
Effective tax rate	684.6%	(55.0)%

Our ETR on income before income taxes was 684.6% for the three months ended March 31, 2025 and our ETR on loss before income taxes was (55.0%) for the three months ended March 31, 2024. In the three months ended March 31, 2025, the effective tax rate is largely driven by the close to break-even income from continuing operations. In periods where our operating income from continuing operations is equal to or approximates break-even, the effective tax rate may not be meaningful due to interim accounting methods and discrete period items. In the three months ended March 31, 2024, the income tax rate was lower than the 21.0% statutory rate due to our mix of earnings and losses across jurisdictions and losses not benefited as a result of valuation allowances.

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

As of March 31, 2025 and December 31, 2024, we had $66.8 million and $76.6 million, respectively, in cash and cash equivalents.

Sources of Liquidity

Cash flows used in operating activities were $(13.9) million and $(11.5) million in the three months ended March 31, 2025 and 2024, respectively. Working capital for the three months ended March 31, 2025 used cash of $24.6 million primarily due to cash used by accounts payable and accrued liabilities and accounts receivable, partially offset by cash provided by income taxes and prepaid expenses and other current assets. Working capital for the three months ended March 31, 2024 used cash of $5.4 million due to cash used for accounts payable and accrued liabilities and accounts receivable, partially offset by cash provided by income taxes and inventories.

Cash flows used in investing activities were $(1.9) million and $(4.1) million in the three months ended March 31, 2025 and 2024, respectively. In 2025, our additions to other property, plant and equipment are focused on optimization of manufacturing capabilities. The reduction in additions to instruments in the three months ended March 31, 2025 compared to the same prior year period was due to the sale of the spine segment. The reduction in other investing activities in the three months ended March 31, 2025 compared to the same prior year period was due to a change in the timing of contractual payments.

Cash flows used in financing activities were $(1.1) million and $(1.4) million for the three months ended March 31, 2025 and 2024, respectively, for payments related to tax withholding for share-based compensation.

Liquidity and Capital Resources

For additional information regarding our current debt arrangements, see Note 9 to our consolidated financial statements included in our Annual Report. In addition, for information regarding our other material estimated future cash requirements under our contractual obligations and certain other commitments, see “Material Cash Requirements” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report. There have been no material changes to such information except as set forth herein.

We believe that available cash and cash equivalents, cash flows generated through operations and cash available under our revolving credit facility will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three months ended March 31, 2025 to the application of our critical accounting estimates as described in our Annual Report.

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

Foreign Currency Exchange Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros and Japanese Yen. We manage our foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign currency exchange rate movements on transactions denominated in foreign currencies, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. These forward contracts are designed to reduce the foreign exchange impact monetary assets and liabilities in non-functional currencies have on our financial results. Realized and unrealized gains and losses on these contracts are recognized in other (expense) income, net.

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

Interest Rate Risk

Our interest expense and related risks as reported in our condensed consolidated statements of operations are due to borrowings under our credit agreement. As of March 31, 2025, we had $221.9 million of floating rate debt subject to the adjusted term secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, increase our annual interest expense by $2.2 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Careful consideration should be given to the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report, which could materially affect our business, financial condition and results of operations. Except for the addition of a new risk factor as set forth below, there have been no material changes in those risk factors. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, financial condition, and results of operations.

The U.S. government has adopted new approaches to trade policy, and in some cases may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on most foreign goods and has raised the possibility of imposing significant tariff increases or expanding the tariffs to capture other countries and types of goods. In particular, tariffs on imports from the European Union are likely to make procuring certain of our products that are manufactured in Spain more difficult or costly, could reduce our margins, could lead us to attempt to increase the price of our products, which we may not be able to do or may reduce demand for our products, and/or could require us to incur significant costs to transition to alternative suppliers. Future tariff increases, expanding the tariffs to cover other countries or other changes in U.S. trade policy could exacerbate these challenges.

In addition, in response to these tariffs, other countries have threatened, announced or implemented retaliatory tariffs on U.S. goods. Political tensions and uncertainty as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition and results of operations.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

ZimVie Inc.

Date: May 8, 2025	By:	/s/ Richard Heppenstall
Richard Heppenstall
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)