Form 10-Q
period 2025-06-30
ZimVie Inc.
filed 2025-07-30
CIK 1876588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the Registrant’s Common Stock outstanding as of July 25, 2025 was 28,200,941.

ZIMVIE INC.

QUARTERLY REPORT

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of federal securities laws, including, among others, any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “track,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: the risk that the proposed Merger described below may not be completed in a timely manner or at all; the failure to receive, on a timely basis or otherwise, the required approval of the Merger by our stockholders; the possibility that any or all of the various other conditions to the consummation of the Merger may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations, or restrictions placed on such approvals); the possibility that competing offers or acquisition proposals for ZimVie will be made; the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement relating to the Merger, including in circumstances which would require us to pay a termination fee; the effect of the pendency of the Merger on our ability to attract, motivate, or retain key executives and employees; the effect of the pendency of the Merger on our ability to maintain relationships with our customers, suppliers, and other business counterparties; the effect of the pendency of the Merger on our operating results and business generally; the risk that the Merger will divert management’s attention from our ongoing business operations; the risk that our stock price may decline significantly if the Merger is not consummated; dependence on new product development, technological advances and innovation; shifts in the product category or regional sales mix of our products and services; supply and prices of raw materials and products, including impacts from tariffs; pricing pressures from competitors, customers, dental practices and insurance providers; changes in customer demand for our products and services caused by demographic changes or other factors; challenges relating to changes in and compliance with governmental laws and regulations affecting our United States ("U.S.") and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of products; competition; the impact of healthcare reform measures; reductions in reimbursement levels by third-party payors; cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare group purchasing organizations, including the volume-based procurement process in China; control of costs and expenses; dependence on a limited number of suppliers for key raw materials and outsourced activities; the ability to obtain and maintain adequate intellectual property protection; breaches or failures of our information technology systems or products, including by cyberattack, unauthorized access or theft; the ability to retain the independent agents and distributors who market our products; our ability to attract, retain and develop the highly skilled employees we need to support our business; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; a determination by the Internal Revenue Service that the distribution of our shares of common stock by Zimmer Biomet Holdings, Inc. in 2022 (the "distribution") or certain related transactions should be treated as taxable transactions; the ability to form and implement alliances; changes in tax obligations arising from tax reform measures, including European Union rules on state aid, or examinations by tax authorities; product liability, intellectual property and commercial litigation losses; changes in general industry and market conditions, including domestic and international growth rates; changes in general domestic and international economic conditions, including inflation and interest rate and currency exchange rate fluctuations; the effects of global pandemics and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective procedures and our ability to collect accounts receivable; and the impact of the ongoing financial and political uncertainty on countries in the Euro zone on the ability to collect accounts receivable in affected countries.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$116,662	$116,811	$228,659	$235,006
Cost of products sold, excluding intangible asset amortization	(41,354)	(43,517)	(79,303)	(87,775)
Intangible asset amortization	(6,183)	(5,999)	(12,215)	(12,022)
Research and development	(5,662)	(6,579)	(11,033)	(13,359)
Selling, general and administrative	(59,573)	(62,384)	(118,558)	(122,714)
Restructuring and other cost reduction initiatives	(83)	(398)	(1,515)	(2,977)
Acquisition, integration, divestiture and related	(2,516)	(4,621)	(3,964)	(5,657)
Operating Expenses	(115,371)	(123,498)	(226,588)	(244,504)
Operating Profit (Loss)	1,291	(6,687)	2,071	(9,498)
Other income, net	766	3,010	2,450	2,701
Interest income	2,046	1,965	4,081	2,472
Interest expense	(3,836)	(5,066)	(7,887)	(9,940)
Income (loss) from continuing operations before income taxes	267	(6,778)	715	(14,265)
Provision for income taxes from continuing operations	(4,115)	(2,775)	(7,188)	(6,849)
Net Loss from Continuing Operations of ZimVie Inc.	(3,849)	(9,553)	(6,474)	(21,114)
(Loss) income from discontinued operations, net of tax	(99)	5,539	1,055	9,339
Net Loss of ZimVie Inc.	$(3,947)	$(4,014)	$(5,418)	$(11,775)

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.14)	$(0.35)	$(0.23)	$(0.77)
Discontinued operations	-	0.20	0.04	0.34
Net Loss	$(0.14)	$(0.15)	$(0.19)	$(0.43)

Diluted (Loss) Earnings Per Common Share:
Continuing operations	$(0.14)	$(0.35)	$(0.23)	$(0.77)
Discontinued operations	-	0.20	0.04	0.34
Net Loss	$(0.14)	$(0.15)	$(0.19)	$(0.43)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Loss of ZimVie Inc.	$(3,947)	$(4,014)	$(5,418)	$(11,775)
Other Comprehensive Income (Loss)
Foreign currency cumulative translation adjustments, net of tax	17,125	4,340	29,650	(11,099)
Total Other Comprehensive Income (Loss)	17,125	4,340	29,650	(11,099)
Comprehensive Income (Loss)	$13,178	$326	$24,232	$(22,874)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	As of
	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$70,176	$74,974
Accounts receivable, net of allowance for credit losses of $2,004 and $2,088, respectively	84,519	65,211
Inventories	84,447	75,018
Prepaid expenses and other current assets	21,067	23,295
Current assets of discontinued operations	—	18,787
Total Current Assets	260,209	257,285
Property, plant and equipment, net of accumulated depreciation of $136,256 and $126,620, respectively	48,799	47,268
Goodwill	266,232	257,605
Intangible assets, net	86,462	92,734
Note receivable	67,893	64,643
Other assets	28,629	26,611
Noncurrent assets of discontinued operations	—	7,528
Total Assets	$758,224	$753,674
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$41,684	$32,958
Income taxes payable	2,249	3,263
Other current liabilities	65,680	62,905
Current liabilities of discontinued operations	—	34,818
Total Current Liabilities	109,613	133,944
Deferred income taxes	109	—
Lease liability	10,070	8,218
Other long-term liabilities	4,845	9,232
Non-current portion of debt	220,786	220,451
Noncurrent liabilities of discontinued operations	—	122
Total Liabilities	345,423	371,967
Commitments and Contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, 150,000 shares authorized Shares, issued and outstanding, of 28,197 and 27,677, respectively	282	277
Preferred stock, $0.01 par value, 15,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	945,487	938,630
Accumulated deficit	(472,057)	(466,639)
Accumulated other comprehensive loss	(60,911)	(90,561)
Total Stockholders' Equity	412,801	381,707
Total Liabilities and Stockholders' Equity	$758,224	$753,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	(Loss) Income	Equity
Balance as of March 31, 2025	$279	$940,990	$(468,110)	$(78,036)	$395,123
Net loss	—	—	(3,947)	—	(3,947)
Stock plan activity	3	423	—	—	426
Share-based compensation expense	—	4,074	—	—	4,074
Other comprehensive income	—	—	—	17,125	17,125
Balance as of June 30, 2025	$282	$945,487	$(472,057)	$(60,911)	$412,801

Balance as of March 31, 2024	$273	$925,030	$(448,575)	$(88,399)	$388,329
Net loss	—	—	(4,014)	—	(4,014)
Stock plan activity	3	(235)	—	—	(232)
Share-based compensation expense	—	5,676	—	—	5,676
Other comprehensive income	—	—	—	4,340	4,340
Balance as of June 30, 2024	$276	$930,471	$(452,589)	$(84,059)	$394,099

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2024	$277	$938,630	$(466,639)	$(90,561)	$381,707
Net loss	—	—	(5,418)	—	(5,418)
Stock plan activity	5	(714)	—	—	(709)
Share-based compensation expense	—	7,571	—	—	7,571
Other comprehensive income	—	—	—	29,650	29,650
Balance as of June 30, 2025	$282	$945,487	$(472,057)	$(60,911)	$412,801

Balance as of December 31, 2023	$271	$922,996	$(440,814)	$(72,960)	$409,493
Net loss	—	—	(11,775)	—	(11,775)
Stock plan activity	5	(1,675)	—	—	(1,670)
Share-based compensation expense	—	9,150	—	—	9,150
Other comprehensive loss	—	—	—	(11,099)	(11,099)
Balance as of June 30, 2024	$276	$930,471	$(452,589)	$(84,059)	$394,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities:
Net Loss of ZimVie Inc.	$(5,418)	$(11,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,281	16,917
Share-based compensation	7,571	9,150
Deferred income tax provision	1,290	(3,458)
(Gain) loss on disposal of fixed assets	(200)	430
Other non-cash items	372	2,370
Adjustment of sale of spine disposal group to fair value (Note 3)	—	(22,427)
Changes in operating assets and liabilities
Income taxes	869	5,706
Accounts receivable	(14,391)	(8,648)
Inventories	(4,615)	10,580
Prepaid expenses and other current assets	4,064	(927)
Accounts payable and accrued liabilities	(14,524)	(6,206)
Other assets and liabilities	(2,981)	(187)
Net cash used in operating activities	(10,682)	(8,475)
Cash flows (used in) provided by investing activities
Additions to instruments	—	(1,316)
Additions to other property, plant and equipment	(3,078)	(2,093)
Cash paid for acquisitions	(3,282)	—
Proceeds from sale of spine disposal group, net of cash disposed	—	291,123
Other investing activities	(3,017)	(2,015)
Net cash (used in) provided by investing activities	(9,377)	285,699
Cash flows used in financing activities
Payments on debt	—	(275,000)
Payments related to tax withholding for share-based compensation	(709)	(1,670)
Net cash used in financing activities	(709)	(276,670)
Effect of exchange rates on cash and cash equivalents	14,372	(5,627)
Decrease in cash and cash equivalents	(6,396)	(5,073)
Cash and cash equivalents, beginning of year	76,572	87,768
Cash and cash equivalents, end of period	$70,176	$82,695
Presentation includes cash of both continuing and discontinued operations

Supplemental cash flow information:
Income taxes (refunded) paid, net	$(2,774)	$3,340
Interest paid	7,235	14,143
Promissory note receivable issued in connection with the sale of spine disposal group	—	60,000
Interest received in-kind	3,250	1,500
Recognition of right-of-use-assets	779	4,908
Recognition of lease liabilities	(774)	(4,909)

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

Basis of Presentation

The accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), and condensed consolidated statements of shareholders' equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for the fair statement of such condensed consolidated financial statements have been made. The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 ("Quarterly Report") are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2024 ("Annual Report"). During the three months ended March 31, 2024, we recorded out of period adjustments that increased the Loss from continuing operations before income taxes and reduced Income from discontinued operations, net of tax, by $1.8 million and $0.7 million, respectively. We have concluded these out of period adjustments did not have a material impact on our consolidated financial statements for our interim condensed consolidated financial statements for the three months ended March 31, 2024, or six months ended June 30, 2024, nor were they material to previously issued interim and annual consolidated financial statements.

Restricted Cash - As of June 30, 2025 and December 31, 2024, we had $1.7 million and $1.5 million, respectively, in restricted cash. The restriction as of June 30, 2025 and December 31, 2024 is on cash held in China as a result of ongoing litigation with a spine products distributor in China related to our 2022 decision to exit our spine products business in China.

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

Segment Data

Following the sale of our spine segment, we have one reportable segment: dental. Our dental segment develops, manufactures and markets a comprehensive portfolio of products and solutions designed to support dental tooth replacement and restoration procedures. We derive revenues from customers by providing dental reconstructive implants, biomaterial products for soft tissue and bone rehabilitation and digital dentistry workflow solutions. We earn revenues primarily in North America and manage our business activities on a consolidated basis.

The accounting policies of the dental segment are the same as those described in Note 2 to our consolidated financial statements included in our Annual Report. Our chief operating decision maker ("CODM"), who is our Chief Executive Officer, assesses performance of ZimVie and decides how to allocate resources based on net income or loss, which is also reported on the consolidated statement of operations as Net Loss from Continuing Operations of ZimVie Inc. The measure of segment assets is reported on the consolidated balance sheet as Total Assets.

Our CODM uses Net Loss from Continuing Operations of ZimVie Inc. to evaluate income or loss generated from segment assets in determining whether to reinvest cash into the dental segment or into other parts of our business, such as for acquisitions or debt service. Net Loss from Continuing Operations of ZimVie Inc. is also used to monitor budget versus actual results, which is a key factor in establishing management's compensation.

The significant segment expenses regularly provided to our CODM include Cost of products sold, excluding intangible asset amortization, Research and development, and Selling, general and administrative, as presented on the consolidated statements of operations. Other segment items that are presented on the consolidated statements of operations include Intangible asset amortization, Restructuring and other cost reduction initiatives, Acquisition integration, divestiture and related, Other income, net, Interest income, Interest expense, (Provision) benefit for income taxes, and Income (loss) from discontinued operations.

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. We are currently evaluating the effects of the OBBBA on our consolidated financial statements.

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The key amendments require disclosure of significant segment expenses on an annual and interim basis that are regularly provided to the CODM and included within each reported measure of segment profit or loss, including other segment items by reportable segment and a description of their composition. This ASU includes certain clarifications for measuring a segment's profit or loss assessed by the CODM, disclosure of title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU did not have a material impact on our financial statement disclosures.

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

2. Business Combinations

On April 7, 2025, we acquired the dental business of our distributor in Costa Rica for a total purchase price of $3.3 million. The acquired assets consist of customer relationships ($1.8 million, amortized over 10 years), inventory ($1.1 million) and accounts receivable ($0.3 million). No goodwill was recorded as a result of the acquisition. The acquisition is not material to our condensed consolidated financial statements, and as a result, additional business combination disclosures for this acquisition have been omitted.

Revenue and net loss attributable to this acquisition for the three and six months ended June 30, 2025 were not material.

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

On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.0 million (inclusive of $2.0 million in closing adjustments), and received proceeds of $311.6 million, excluding the promissory note and transaction costs, but including cash disposed of $26.1 million. We recognized a gain on the sale of $11.1 million, which was included in (Loss) income from discontinued operations and primarily related to transaction costs incurred related to the sale. In accordance with the terms of the agreement, the closing adjustments were finalized with the Buyer in October 2024, resulting in an immaterial adjustment to the purchase price. The transfer of spine business activities in certain jurisdictions ("Deferred Transfer Locations") was deferred until the Buyer met various legal and regulatory requirements in those jurisdictions. Until such transfer, we continued to control and operate these Deferred Transfer Locations and therefore we continued to consolidate the assets and liabilities and results of operations within discontinued operations in the condensed consolidated balance sheets and statements of operations. Results of discontinued operations and assets and liabilities of discontinued operations included after the closing date generally represented those Deferred Transfer Locations. Net profit or loss of the Deferred Transfer Locations remaining to be transferred to the Buyer was included in Other expense, net within discontinued operations. As of April 1, 2025, all of the Deferred Transfer Locations had been transferred to the Buyer.

In conjunction with the sale of our spine segment, we entered into a Transition Services Agreement ("TSA") to provide certain support services for up to 12 months from the closing date of the sale. These services included, among others, accounting, information technology, human resources, quality assurance, regulatory affairs and customer support. Income recognized related to this TSA is recorded in Other income, net in our condensed consolidated statements of operations.

Details of loss or income from discontinued operations included in our condensed consolidated statements of operations are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$—	$14,575	7,409	108,399
Cost of products sold, excluding intangible asset amortization	—	(6,053)	(2,839)	(34,494)
Research and development	—	(437)	(233)	(7,012)
Selling, general and administrative	(249)	(8,097)	(4,525)	(62,219)
Restructuring and other cost reduction initiatives	—	(43)	—	(1,894)
Acquisition, integration, divestiture and related	—	(5,397)	—	(11,770)
Other income (expense), net	128	(301)	1,139	(644)
Interest (expense) income, net(1)	—	(988)	15	(6,282)
Net (loss) income from discontinued operations of before income taxes	(121)	(6,741)	966	(15,916)
Adjustment of spine disposal group to fair value (2)	—	—	—	11,143
Gain on sale of spine disposal group	—	11,284	—	11,284
Benefit for income taxes from discontinued operations	22	996	89	2,828
(Loss) income from discontinued operations, net of tax	$(99)	$5,539	$1,055	$9,339

(1)
A portion of the interest on our Term Loan (as defined and described in Note 9) prior to the sale of our spine segment was allocated to discontinued operations consistent with the amount of proceeds used to repay a portion of the amounts outstanding under our Term Loan in accordance with our Credit Agreement (as defined and described in Note 9).
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

Details of assets and liabilities of discontinued operations are as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$—	$1,598
Accounts receivable, less allowance for credit losses	—	7,681
Inventories	—	9,416
Prepaid expenses and other current assets	—	92
Total Current Assets of Discontinued Operations	—	18,787
Property, plant and equipment, net	—	6,833
Other assets	—	695
Total Noncurrent Assets of Discontinued Operations	—	7,528
Accounts payable	—	4,879
Income taxes payable	—	30
Other current liabilities (1)	—	29,909
Total Current Liabilities of Discontinued Operations	—	34,818
Lease liability	—	22
Other long-term liabilities	—	100
Total Noncurrent Liabilities of Discontinued Operations	—	122

(1) Includes our non-cash liability of $0 million and $27.9 million as of June 30, 2025 and December 31, 2024, respectively, to transfer the net assets of the Deferred Transfer Locations to the Buyer. As of April 1, 2025, all of the Deferred Transfer Locations had been transferred to the Buyer.

Cash flows attributable to discontinued operations are included on our condensed consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Depreciation and amortization	$—	$24
Share-based compensation	—	712
Gain on sale of spine disposal group	—	(22,427)
Additions to instruments	—	1,316
Additions to other property, plant and equipment	—	88

4. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	Goodwill, Gross	Accumulated Impairment Losses	Goodwill, Net
As of December 31, 2024	$399,605	$(142,000)	$257,605
Currency translation	8,627	—	8,627
As of June 30, 2025	$408,232	$(142,000)	$266,232

The components of identifiable intangible assets subject to amortization were as follows (in thousands):

	Technology	Trademarks and Trade Names	Customer Relationships	Other	Total(1)
As of December 31, 2024:
Gross carrying amount	$126,478	$34,117	$137,770	$4,032	$302,397
Accumulated amortization	(79,619)	(23,563)	(104,448)	(2,032)	(209,663)
Identifiable intangible assets, net	$46,859	$10,553	$33,322	$2,000	$92,734
As of June 30, 2025:
Gross carrying amount	$126,478	$35,549	$146,449	$4,242	$312,718
Accumulated amortization	(83,933)	(26,025)	(115,161)	(1,137)	(226,256)
Identifiable intangible assets, net	$42,545	$9,524	$31,288	$3,105	$86,462

(1) During the six months ended June 30, 2025, we wrote off all fully amortized intangible assets that are no longer in use.

5. Share-Based Compensation

ZimVie Awards

The ZimVie Inc. 2022 Stock Incentive Plan was established effective as of March 1, 2022, and was amended effective May 12, 2023 (as amended, the "2022 Plan"). A total of 6.0 million shares of common stock are authorized for issuance under the 2022 Plan. Shares issued pursuant to converted Zimmer Biomet share-based awards do not count against this limit. At June 30, 2025, 2.9 million shares were available for future grants and awards under the 2022 Plan. The 2022 Plan provides for the grant of various types of awards including stock options, stock appreciation rights, performance shares, performance units, restricted stock and restricted stock units ("RSUs"). Generally, awards have a three-year vesting period and stock options have a term of ten years. Vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. Additionally, in cases of special circumstances as determined by the Compensation Committee of the Board of Directors, the Compensation Committee may, in its sole discretion, accelerate vesting. We recognize expense on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

Conversion Awards

At the time of separation, Zimmer Biomet had share-based compensation plans under which it granted stock options, RSUs and performance-based RSUs with a four-year vesting period. In connection with the distribution, ZimVie employees with outstanding Zimmer Biomet share-based awards received replacement share-based awards. The ratio used to convert the Zimmer Biomet share-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the distribution when compared to the aggregate intrinsic value of the award immediately prior to the distribution. Outstanding RSUs and performance-based RSUs were converted into 0.3 million ZimVie RSUs at a weighted average fair value of $31.55, and outstanding stock options were converted into 2.1 million ZimVie stock options at a weighted average fair value of $14.76. Due to the conversion, ZimVie incurred $21.3 million of incremental share-based compensation expense. Of this amount, $10.3 million was related to unvested and/or unexercised share-based awards and was recognized at the distribution date. The remaining $11.0 million is being recognized over the remainder of the share-based awards' vesting periods. As of June 30, 2025, less than $0.2 million of expense remained to be recognized, and recognition will be substantially complete by September 30, 2025.

Share-based compensation expense was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Share-based compensation expense recognized in:
Cost of products sold, excluding intangible asset amortization	$133	$364	$251	$346
Research and development	116	433	(109)	835
Selling, general and administrative	3,825	4,879	7,429	7,969
	4,074	5,676	7,571	9,150
Tax benefit related to awards	(1,030)	(1,454)	(1,912)	(2,313)
Total expense, net of tax	$3,044	$4,222	$5,659	$6,837

Share-based compensation expense related to discontinued operations is included in the table above and is disclosed in Note 3.

Stock option activity was as follows:

	For the Six Months Ended June 30, 2025
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Life (Years)	Value (in Millions)
Outstanding at December 31, 2024	1,719,363	$27.08
Forfeited	(127,716)	25.87
Outstanding at June 30, 2025	1,591,647	$27.18	4.8	$—
Exercisable at June 30, 2025	1,569,144	$27.16	4.8	$—

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

Aggregate intrinsic value was negligible at June 30, 2025. At June 30, 2025, we had unrecognized share-based compensation cost related to unvested stock options of $0.1 million, which is expected to be amortized over the remaining weighted average vesting period of less than one year.

RSU activity was as follows:

	For the Six Months Ended June 30, 2025
		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2024	1,703,796	$15.75
Granted	1,085,555	13.04
Vested	(546,577)	17.02
Forfeited	(78,907)	15.11
Outstanding at June 30, 2025	2,163,867	$14.10

At June 30, 2025, we had unrecognized share-based compensation cost related to unvested RSUs of $18.2 million, which is expected to be amortized into earnings over the remaining weighted average vesting period of approximately 1.2 years. The total fair value of RSUs granted during the six months ended June 30, 2025 and 2024 was $14.2 million and $14.0 million, respectively. The total fair value of RSUs that vested during the six months ended June 30, 2025 and 2024 was $9.3 million and $10.8 million, respectively.

6. Earnings Per Share

The calculation of weighted average shares for basic and diluted net loss per common share is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Loss from Continuing Operations of ZimVie Inc.	$(3,849)	$(9,553)	$(6,474)	$(21,114)
(Loss) income from discontinued operations, net of tax	(99)	5,539	1,055	9,339
Net Loss of ZimVie Inc.	$(3,947)	$(4,014)	$(5,418)	$(11,775)

Weighted average shares outstanding for basic net loss per common share	28,026	27,405	27,883	27,265
Effect of dilutive stock options and other equity awards (1)	—	—	—	—
Weighted average shares outstanding for diluted net loss per common share	28,026	27,405	27,883	27,265

Basic (Loss) Earnings Per Common Share:
Continuing operations	$(0.14)	$(0.35)	$(0.23)	$(0.77)
Discontinued operations	-	0.20	0.04	0.34
Net Loss	$(0.14)	$(0.15)	$(0.19)	$(0.43)

Diluted (Loss) Earnings Per Common Share:
Continuing operations	$(0.14)	$(0.35)	$(0.23)	$(0.77)
Discontinued operations	-	0.20	0.04	0.34
Net Loss	$(0.14)	$(0.15)	$(0.19)	$(0.43)

(1) Since we incurred a net loss from continuing operations in each of the three and six months ended June 30, 2025 and 2024, no dilutive stock options or other equity awards were included as diluted shares in those periods.

For the three months ended June 30, 2025 and 2024, a weighted average of 3.3 million and 2.5 million, respectively, and for the six months ended June 30, 2025 and 2024, a weighted average of 2.7 million and 2.0 million, respectively, options to purchase shares of common stock were not included in the computation of diluted net loss per share, as the exercise prices of these options were greater than the average market price of the common stock.

7. Balance Sheet Details

Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$61,190	$53,929
Work-in-progress	17,746	18,104
Raw materials	5,511	2,985
Inventories	$84,447	$75,018

Other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Salaries, wages and benefits	$22,403	$21,606
Contingent payments related to acquisitions(1)	4,586	—
Lease liabilities	3,685	3,902
Other taxes	7,414	4,812
Other liabilities	27,592	32,585
Other current liabilities	$65,680	$62,905

(1) Contingent payments related to acquisitions were reclassified from non-current liabilities to current liabilities in the first quarter of 2025 in accordance with the payment terms.

8. Fair Value Measurements of Assets and Liabilities

The fair value of foreign currency exchange forward contracts (see Note 10) is determined using Level 2 inputs. The carrying value of our debt (see Note 9) approximates fair value as it bears interest at floating rates. The carrying amounts of other financial instruments (i.e., cash and cash equivalents, restricted cash, bank time deposits, accounts receivable, net, and accounts payable) approximated their fair values at June 30, 2025 and December 31, 2024 due to their short-term nature.

As discussed in Notes 1 and 3, on April 1, 2024, we completed the sale of our spine segment. A portion of the consideration was in the form of a $60.0 million promissory note that accrues interest at a rate of 10% per annum, compounded semi-annually, and interest is payable in kind. The note matures on October 1, 2029, contains change of control provisions and allows for optional prepayment at any time. The fair value of the note, including consideration of paid-in-kind interest, is determined using a discounted cash flow analysis (a Level 3 input), where contractual cash flows are discounted to present value at a risk-adjusted rate of return. The fair value of the note is determined each period by applying the same approach, considering changes to the risk-adjusted rate of return given observed changes to the interest rate environment, market pricing of credit risk and issuer-specific credit risk.

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

The following table provides a reconciliation of the beginning and ending balance of assets and liabilities measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Assets	Liabilities
Balance as of December 31, 2024	$64,643	$4,586
Interest received-in kind	3,250	—
Balance as of June 30, 2025	$67,893	$4,586

9. Debt

Our debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Term loan	$221,913	$221,913
Debt issuance costs	(1,127)	(1,462)
Total debt	220,786	220,451
Less: current portion	—	—
Total debt due after one year	$220,786	$220,451

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

As of June 30, 2025, $221.9 million was outstanding on the Term Loan, and there were no outstanding borrowings under the Revolver. On April 1, 2024, we prepaid $275.0 million on the Term Loan using proceeds from the sale of our spine segment (as discussed in Notes 1 and 3), and we wrote off $0.9 million of debt issuance costs. As a result of this prepayment, we have no more scheduled quarterly amortization payments on the Term Loan, and the remaining balance is due at maturity on February 28, 2027.

As of June 30, 2025, our interest rate was the secured overnight financing rate plus the applicable margin of 1.625% for term benchmark borrowings. Commitments under the Revolver are subject to a commitment fee on the unused portion of the Revolver of 25 basis points.

Borrowings under the Credit Facility are collateralized by substantially all of our personal property, including intellectual property and certain real property, and we, along with our subsidiaries party to the Credit Facility, pledged our equity interests in our subsidiaries, subject to materiality thresholds and certain limitations with respect to foreign subsidiaries. The Credit Facility contains various covenants that restrict our ability to take certain actions, including incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, making certain investments, prepayments or redemptions of subordinated debt, or making certain restricted payments. In addition, the Credit Facility contains financial covenants that require us to maintain a maximum consolidated total net leverage ratio of 6.00 to 1.00. We were in compliance with all covenants as of June 30, 2025.

See Note 9 to our consolidated financial statements included in our Annual Report for additional information on our Credit Agreement.

10. Derivatives

We enter into foreign currency exchange forward contracts with terms of one to three months in order to manage currency exposures related to monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency remeasurement gains or losses recognized in earnings are generally offset with gains or losses on the foreign currency exchange forward contracts in the same reporting period. Outstanding contracts are recorded in our condensed consolidated balance sheets at fair value as of the end of the reporting period. The aggregate notional amounts of these contracts were $37.6 million and $27.9 million as of June 30, 2025 and December 31, 2024, respectively.

Current derivative assets of $1.4 million and $0 as of June 30, 2025 and December 31, 2024, respectively, were included in Prepaid expenses and other current assets on our condensed consolidated balance sheets. Current derivative liabilities of $0 and $0.4 million as of June 30, 2025 and December 31, 2024, respectively, were included in Other current liabilities in our condensed consolidated balance sheets. Gains from these derivative instruments recognized in our condensed consolidated statements of operations in Other income (expense), net were $2.6 million and $(0.3) million for the three months ended June 30, 2025 and 2024, respectively, and $4.0 million and $(0.4) million for the six months ended June 30, 2025 and 2024, respectively.

11. Income Taxes

Our effective tax rate (“ETR”) on income before income taxes was 1,541.2% and 1,005.3% for the three and six months ended June 30, 2025, respectively, and our ETR on loss before income taxes was (40.9%) and (48.0)% for the three and six months ended June 30, 2024, respectively. In the three and six months ended June 30, 2025, the ETR is largely driven by the close to break-even income from continuing operations. In periods where our income from continuing operations is equal to or approximates break-even, the effective tax rate may not be meaningful due to interim accounting methods and discrete period items. In the three and six months ended June 30, 2024, the income tax provision was lower than the 21.0% statutory rate due to losses not benefited as a result of valuation allowances and unfavorable U.S. taxable income modifications such as Global Intangible Low Taxed Income ("GILTI") and shortfalls on stock compensation.

12. Segment Data

We conduct business in the following countries that hold 10% or more of our total combined property, plant and equipment, net (in thousands):

	As of
	June 30, 2025	December 31, 2024
U.S.	$27,437	$29,341
Spain	17,171	14,780
Other countries	4,191	3,147
Property, plant and equipment, net	$48,799	$47,268

U.S. and foreign sales (based on the location of the customer) are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
U.S.	$67,958	$69,316	$133,791	$137,064
Spain	13,856	12,821	27,471	28,168
Other countries	34,849	34,674	67,397	69,774
Third party sales	$116,662	$116,811	$228,659	$235,006

Sales within any other individual country were less than 10% of our combined sales in each of those periods. No single customer accounted for 10% or more of our sales in the three and six months ended June 30, 2025 and 2024.

See Note 1 for additional information on our segment.

13. Commitments and Contingencies

We are subject to contingencies, such as various claims, legal proceedings and investigations regarding product liability, intellectual property, commercial and other matters that arise in the normal course of business. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We record liabilities for loss contingencies when it is probable that a loss has been incurred and the amount can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. The recorded accrual balance for loss contingencies was $0.1 million and $2.2 million as of June 30, 2025 and December 31, 2024, respectively. The decline in the balance was primarily due to a payment in January 2025 related to a matter settled in 2024. Initiation of new legal proceedings or a change in the status of existing proceedings may result in a change in the estimated loss accrued.

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

14. Restructuring and Other Cost Reduction Initiatives

In January 2024, we initiated restructuring activities to optimize the organization following the disposal of our spine segment. During the three and six months ended June 30, 2025, we recorded pre-tax charges of $0.1 million and $1.5 million, respectively, and during the three and six months ended June 30, 2024, we recorded pre-tax charges of $0.4 million and $2.8 million, respectively, related to these activities. The restructuring charges incurred under this plan were primarily related to employee termination benefits. We have incurred pre-tax charges of $7.0 million from inception through June 30, 2025, and we do not anticipate material additional charges under this plan.

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

The following table summarizes the liabilities directly attributable to us that were recognized under the plan we initiated in January 2024 and excludes non-cash charges (in thousands):

	Employee Termination Benefits	Other	Total
Balance as of December 31, 2024	$1,875	$20	$1,895
Additions	1,474	41	1,515
Cash payments	(2,226)	(61)	(2,287)
Balance as of June 30, 2025	$1,123	$—	$1,123

15. Subsequent Events

On July 20, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zamboni Parent Inc. (“Parent”), a Delaware corporation and affiliate of ARCHIMED, and Zamboni MergerCo Inc., a Delaware corporation and wholly owned subsidiary of Parent (“MergerCo”), pursuant to which, subject to the terms and conditions thereof, MergerCo will merge with and into ZimVie with ZimVie continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Consummation of the Merger is subject to the approval of our stockholders and other customary closing conditions.

Subject to the terms and conditions set forth in the Merger Agreement, which has been unanimously approved by the Board of Directors, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than shares of common stock (i) owned directly by Parent or MergerCo, (ii) owned by ZimVie as treasury shares or (iii) held by any person who properly exercises appraisal rights under Delaware law) shall be converted automatically into the right to receive an amount in cash equal to $19.00 per share, without interest (the “Merger Consideration”).

At the Effective Time, (i) each restricted stock unit with respect to common stock (each, an “RSU”) outstanding immediately prior to the Effective Time will vest in full and be canceled and converted into the right to receive an amount in cash equal to the number of shares of common stock subject to such RSU multiplied by the Merger Consideration, (ii) each option to purchase shares of common stock (each, an “Option”) outstanding immediately prior to the Effective Time will vest in full and be canceled and converted into the right to receive an amount in cash equal to the number of shares of common stock issuable upon exercise of such Option multiplied by the excess of the Merger Consideration over the per share exercise price of such Option (unless the per share exercise price of such Option is equal to or greater than the Merger Consideration, in which case such Option will be canceled for no consideration), and (iii) each deferred stock unit (whether settled in cash or in shares of common stock) (each, a “DSU”) outstanding immediately prior to the Effective Time will vest in full and be canceled and converted into the right to receive an amount in cash equal to the number of shares of common stock subject to such DSU multiplied by the Merger Consideration.

The consummation of the Merger is subject to certain closing conditions, including, among other things: (i) the approval of our stockholders; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the receipt of certain non-U.S. antitrust and foreign direct investment approvals; (iii) the absence of legal restraints prohibiting the Merger; and (iv) other customary conditions specified in the Merger Agreement.

The Merger Agreement contains certain termination rights for us and Parent, including, among others, the right of (1) either party to terminate the Merger Agreement if the Merger is not consummated by January 20, 2026, (2) us to terminate the Merger Agreement in order to enter into a definitive acquisition agreement providing for a Superior Proposal (as defined in the Merger Agreement) and (3) Parent to terminate the Merger Agreement if the Board of Directors changes its recommendation with respect to the Merger Agreement.

Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee. If the termination fee becomes payable as a result of us terminating the Merger Agreement in order to enter into a definitive acquisition agreement providing for a Superior Proposal (i) prior to August 29, 2025 or (ii) with an Excluded Party (as defined in the Merger Agreement), prior to September 3, 2025, the amount of the termination fee will be $10,125,785. If the termination fee becomes payable in other circumstances, the amount of the termination fee will be $20,251,575. We will be entitled to receive from Parent a termination fee of $40,503,150 under certain circumstances, including if we terminate the Merger Agreement because Parent fails to consummate the Merger when required by the Merger Agreement.

We have incurred and will incur certain costs relating to the proposed Merger, such as financial advisory, legal, accounting and other professional services fees. Future costs cannot be estimated at this time.

Upon consummation of the proposed Merger, ZimVie will become a privately held company.

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

Sale of Spine Segment

On December 15, 2023, we entered into a definitive agreement to sell our spine segment to an affiliate of H.I.G. Capital. On April 1, 2024, we completed the sale of our spine segment for a total purchase price of $377.0 million (inclusive of $2.0 million in closing adjustments), received proceeds of $311.6 million, excluding the promissory note and transaction costs, but including cash disposed of $26.1 million, and recorded a gain on the sale of $11.1 million. See additional information in Notes 1 and 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Subsequent Event - Merger Agreement

On July 20, 2025, we entered into the Merger Agreement with Parent, pursuant to which, subject to certain terms and conditions therein, Parent will acquire ZimVie for $19.00 per share in cash, representing a premium of 99% to ZimVie’s 90-day volume-weighted average price of $9.57 per share on July 18, 2025. See additional information in Note 15 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS

As discussed above in the "Overview," we entered into a definitive agreement in December 2023 to sell our spine segment, which closed on April 1, 2024. As such, the historical results of our spine segment have been reflected as discontinued operations in our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, and the following discussion is presented on a continuing operations basis. See Notes 1 and 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for details of the financial condition, results of operations and selected cash flows of our discontinued operations.

Three and Six Months Ended June 30, 2025 and 2024

Net Sales

	Three Months Ended June 30,					Foreign
($ in thousands)	2025	2024	% Inc/(Dec)	Volume/Mix	Price	Exchange
Net sales	$116,662	$116,811	(0.1)%	(0.6)%	(1.5)%	2.0%

	Six Months Ended June 30,					Foreign
($ in thousands)	2025	2024	% Inc/(Dec)	Volume/Mix	Price	Exchange
Net sales	$228,659	$235,006	(2.7)%	(2.0)%	(1.1)%	0.4%

Volume/Mix Trends

Volume decreased in the three months ended June 30, 2025 as compared to the same prior year period due primarily to decreased sales of dental implant systems and biomaterial products and the exit of the transition manufacturing agreement with our former parent, partially offset by growth in sales of capital equipment and digital dentistry. Volume decreased in the six months ended June 30, 2025 as compared to the same prior year period due primarily to decreased sales of dental implant systems, the exit of the transition manufacturing agreement with our former parent and one less selling day as compared to the same prior year period, slightly offset by growth in digital dentistry sales and sales related to our acquisition in Costa Rica (see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

Pricing Trends

We experienced a price decline in the three and six months ended June 30, 2025 compared to the same prior year periods, primarily related to pricing reductions on premium dental implant system sales in the U.S.

Foreign Currency Exchange Rates

In countries where we have a subsidiary, we sell to customers in their local currencies. Accordingly, our net sales as reported in U.S. Dollars are affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to net sales denominated in Euros and Japanese Yen. For the three and six months ended June 30, 2025, foreign exchange fluctuations had a positive effect on year-over-year sales, mainly due to the strengthening of both the Euro and Japanese Yen against the U.S. Dollar.

Cost of Products Sold

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Cost of products sold excluding intangible asset amortization	$41,354	$43,517	$79,303	$87,775
As a percentage of net sales	35.4%	37.3%	34.7%	37.4%

The decrease in cost of products sold in dollars and as a percentage of net sales for the three months ended June 30, 2025 as compared to the same prior year period, was primarily due to manufacturing efficiencies and the exit of the transition manufacturing agreement with our former parent. The decrease in cost of products sold in dollars and as a percentage of net sales for the six months ended June 30, 2025 as compared to the same prior year period, was primarily due to manufacturing efficiencies, reduced sales volumes and the exit of the transition manufacturing agreement with our former parent.

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

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Intangible asset amortization	$6,183	$5,999	$12,215	$12,022
Research and development	5,662	6,579	11,033	13,359
As a percentage of net sales	4.9%	5.6%	4.8%	5.7%
Selling, general and administrative	59,573	62,384	118,558	122,714
As a percentage of net sales	51.1%	53.4%	51.8%	52.2%

Intangible asset amortization was relatively flat in the three and six months ended June 30, 2025 as compared to the same prior year period.

Research and development ("R&D") expenses decreased in dollars and as a percentage of net sales in the three and six months ended June 30, 2025 as compared to the same prior year periods. The decreases in the three months ended June 30, 2025 represent a decline in compensation and benefits ($0.9 million) due to reduced headcount and reduced stock-based compensation. The decreases in the six months ended June 30, 2025 represent a decline in compensation and benefits ($1.9 million) due to reduced headcount and reduced share-based compensation, a decline in professional fees ($0.2 million) primarily related to the reduction in costs incurred to comply with European Union Medical Device Regulation and a decline in supplies ($0.2 million).

Selling, general and administrative (“SG&A”) expenses decreased in dollars and as a percentage of net sales in the three and six months ended June 30, 2025 as compared to the same prior year period. The decreases in the three months ended June 30, 2025 represent a decline in professional fees ($1.4 million) and a decline in compensation expense ($1.2 million) due to reduced benefits expenses and share-based compensation. The decreases in the six months ended June 30, 2025 represent a decline in compensation expense ($3.5 million) due to reduced headcount and declines in professional fees ($1.0 million), insurance expense ($0.9 million), travel and entertainment expenses ($0.4 million) and marketing expense ($0.3 million), partially offset by an increase in information technology costs ($1.9 million).

Other Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Restructuring and other cost reduction initiatives	$83	$398	$1,515	2,977
Acquisition, integration, divestiture and related	2,516	4,621	3,964	5,657

In January 2024, we initiated restructuring activities to optimize the organization following the disposal of the spine segment. We expect to complete this program by the end of 2025. We recognized expense of $0.1 million and $0.4 million in the three months ended June 30, 2025 and 2024, respectively, and $1.5 million and $3.0 million in the six months ended June 30, 2025 and 2024, respectively, primarily related to employee termination benefits.

Acquisition, integration, divestiture and related expenses decreased for the three months ended June 30, 2025 as compared to the same prior year period, due primarily to a decrease in costs related to the disposal of the spine segment ($3.5 million), partially offset by an increase in professional fees related to the evaluation of strategic alternatives for our portfolio ($1.3 million). Acquisition, integration, divestiture and related expenses decreased for the six months ended June 30, 2025 as compared to the same prior year period, due primarily to a decrease in costs related to the disposal of the spine segment ($3.3 million), partially offset by an increase in professional fees related to the evaluation of strategic alternatives for our portfolio ($1.6 million).

Other Income (Expense), net, Interest Income and Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Other income, net	$766	$3,010	$2,450	$2,701
Interest income	2,046	1,965	4,081	2,472
Interest expense	(3,836)	(5,066)	(7,887)	(9,940)

Our other income, net, decreased for the three months ended June 30, 2025 as compared to the same prior year period due to a reduction in TSA income ($3.3 million) related to the sale of the spine segment, partially offset by the impact of the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency, which fluctuates based on changes in foreign currency exchange rates. Our other income (expense), net, decreased for the six months ended June 30, 2025 as compared to the same prior year period due to a reduction in TSA income ($1.2 million) related to the sale of the spine segment, partially offset by the impact of the remeasurement of monetary assets and liabilities that are denominated in a currency other than the subsidiary’s functional currency.

Interest income in the three and six months ended June 30, 2025 primarily represents interest income from the promissory note received on April 1, 2024 as partial consideration for the sale of the spine segment and interest income on cash balances in Europe. The increase for the six months ended June 30, 2025 as compared to the same prior year period was due to the promissory note being outstanding for six months in 2025 as compared to only three months in 2024.

Interest expense in the three and six months ended June 30, 2025 decreased compared to the same prior year period, due primarily to a reduction in outstanding debt (see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Provision for income taxes from continuing operations	$(4,115)	$(2,775)	$(7,188)	$(6,849)
Effective tax rate	1541.2%	(40.9)%	1005.3%	(48.0)%

Our effective tax rate ("ETR") on income before income taxes was 1,541.2% and 1,005.3% for the three and six months ended June 30, 2025, respectively, and our ETR on loss before income taxes was (40.9%) and (48.0)% for the three and six months ended June 30, 2024, respectively. In the three and six months ended June 30, 2025, the ETR is largely driven by the close to break-even income from continuing operations. In periods where our income from continuing operations is equal to or approximates break-even, the effective tax rate may not be meaningful due to interim accounting methods and discrete period items. In the three and six months ended June 30, 2024, the income tax provision was lower than the 21.0% statutory rate due to losses not benefited as a result of valuation allowances and unfavorable U.S. taxable income modifications such as Global Intangible Low Taxed Income ("GILTI") and shortfalls on stock compensation.

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

As of June 30, 2025 and December 31, 2024, we had $70.2 million and $76.6 million, respectively, in cash and cash equivalents.

Sources of Liquidity

Cash flows used in operating activities were $10.7 million and $8.5 million in the six months ended June 30, 2025 and 2024, respectively. Working capital for the six months ended June 30, 2025 used cash of $28.6 million primarily due to cash used by accounts payable and accrued liabilities (due to currency impacts and true-up of liabilities for Deferred Transfer Locations, which is defined in Note 3 to our condensed consolidated financial statement included in Part I, Item 1 of this Quarterly Report), accounts receivable and inventories, partially offset by cash provided by prepaid expenses and other current assets and income taxes. Working capital for the six months ended June 30, 2024 provided cash of $0.5 million primarily due to cash provided by inventories and income taxes, offset by cash used by accounts receivable and accounts payable and accrued liabilities.

Cash flows (used in) provided by investing activities were $(9.4) million and $285.7 million in the six months ended June 30, 2025 and 2024, respectively. Additions to other property, plant and equipment are focused on optimization of manufacturing capabilities. In 2025, we used cash of $3.3 million to acquire the dental assets of our distributor in Costa Rica (see Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report). The increase in other investing activities in the six months ended June 30, 2025 compared to the same prior year period was due to a change in the timing of contractual payments. The reductions in proceeds from sale of spine disposal group, net of cash disposed and in additions to instruments in the six months ended June 30, 2025 compared to the same prior year period were due to the sale of the spine segment.

Cash flows used in financing activities were $0.7 million and $276.7 million for the six months ended June 30, 2025 and 2024, respectively. In the current year period, cash was used for payments related to tax withholding for share-based compensation. In the prior year period, cash used was primarily for the $275.0 million prepayment on the Term Loan (as defined in Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report) using proceeds from the sale of our spine segment.

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

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three and six months ended June 30, 2025 to the application of our critical accounting estimates as described in our Annual Report.

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

Interest Rate Risk

Our interest expense and related risks as reported in our condensed consolidated statements of operations are due to borrowings under our credit agreement. As of June 30, 2025, we had $221.9 million of floating rate debt subject to the adjusted term secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR to our floating rate debt would, among other things, increase our annual interest expense by $2.2 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information related to our contingencies, see Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors.

Careful consideration should be given to the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report, which could materially affect our business, financial condition and results of operations. Except for the addition of new risk factors as set forth below, there have been no material changes in those risk factors. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

Risks Related to the Proposed Merger

The Merger may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

On July 20, 2025, we entered into the Merger Agreement, which provides that the consummation of the Merger is subject to certain conditions, including, among other things: (i) the approval of our stockholders; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the receipt of certain non-U.S. antitrust and foreign direct investment approvals; (iii) the absence of legal restraints prohibiting the Merger; and (iv) other customary conditions specified in the Merger Agreement. While it is currently anticipated that the Merger will be consummated by year-end 2025, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

If the Merger is not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be consummated, and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

•
the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of $20,251,575 or $10,125,785, as applicable, in cash;

•
incurring substantial costs related to the Merger, such as financial advisory, legal, accounting and other professional services fees that have already been incurred or will continue to be incurred until closing;
•
limitations on our ability to retain and hire key personnel;
•
reputational harm, including relationships with investors, customers, and business partners due to the adverse perception of any failure to successfully complete the Merger; and
•
potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Merger completed.

The pendency of the Merger could negatively impact our business, financial condition and results of operations.

The pendency of the Merger could adversely affect our business, financial condition and results of operations and may result in our inability to hire, or the departure of, key personnel. In connection with the Merger, some of our customers and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts us from taking specified actions without the consent of Parent and requires ZimVie to use reasonable best efforts to conduct its business in the ordinary course of business. These restrictions may prevent us from making changes to our business or organizational structure or from pursuing business opportunities that may arise prior to the completion of the Merger. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in the consummation of the Merger or the termination of the Merger Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will receive little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed in the future, against us, the Board of Directors or other parties to the Merger Agreement, challenging the adequacy of the proxy disclosures or making other claims in connection with the Merger. Such lawsuits may be brought by purported stockholders or other interested parties, seeking, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all.

Item 5. Other Information.

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

2.3^

Agreement and Plan of Merger, dated as of July 20, 2025, by and among Zamboni Parent Inc., Zamboni MergerCo Inc. and ZimVie Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form -K filed with the SEC on July 21, 2025).

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

ZimVie Inc.

Date: July 30, 2025	By:	/s/ Richard Heppenstall
Richard Heppenstall
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)